Form 10-Q
period 1998-03-31
DSET CORP
filed 1998-05-15
CIK 1052196

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998
                           Commission File No. 0-23611


                                DSET Corporation
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


             New Jersey                                22-3000022
---------------------------------          ------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)


1011 US Highway 22, Bridgewater, New Jersey                              08807
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)


                                 (908) 526-7500
                         -------------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)


      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes:                                    No:   X*
                  -------                                -------


      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of April 30, 1998:

              Class                                   Number of Shares
              -----                                   ----------------
    Common Stock, no par value                            9,374,639


*Registrant became subject to the filing requirements of the Securities Exchange Act of 1934, as amended, on March 12, 1998, when its Registration Statement on Form 8-A became effective.

                                DSET CORPORATION

                                TABLE OF CONTENTS
                                -----------------


                                                                         Page
                                                                         ----

PART I.  FINANCIAL INFORMATION.........................................    1

     Item 1.   Financial Statements....................................    1

               Balance Sheets as of March 31,1998 (unaudited) and
                   December 31, 1997...................................    2

               Statements of Income for the Three Months Ended March
                   31, 1998 and 1997 (unaudited).......................    3

               Statements of Cash Flows for the Three Months Ended
                   March 31, 1998 and 1997 (unaudited).................    4

               Notes to Financial Statements (unaudited)...............    5

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.....................    9

               Results of Operations...................................    10

               Liquidity and Capital Resources.........................    11

PART II. OTHER INFORMATION.............................................    13

     Item 2.   Changes in Securities and Use of Proceeds...............    13

     Item 5.   Other Information.......................................    14

     Item 6.   Exhibits and Reports on Form 8-K........................    14

SIGNATURES.............................................................    15

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                          Item 1.  Financial Statements


                                           DSET Corporation
                                            Balance Sheets

                                                                         March 31, 1998   December 31, 1997
                                                                         --------------   -----------------
                     Assets                                               (unaudited)
Current assets:
  Cash and cash equivalents ..........................................   $  4,225,501       $  2,081,846
  Marketable securities ..............................................     38,565,394          1,123,795
  Accounts receivable, net of allowance for doubtful
    accounts of $91,989 and $125,504 .................................      4,358,286          7,564,442
  Deferred income taxes ..............................................        158,681            158,681
  Prepaid expenses and other current assets ..........................         57,267            243,883
                                                                         ------------       ------------
    Total current assets .............................................     47,365,129         11,172,647

Fixed assets, net ....................................................      1,605,735          1,560,948
Goodwill, net ........................................................        158,371            167,873
Other assets .........................................................        377,490            413,760
                                                                         ------------       ------------
    Total assets .....................................................   $ 49,506,725       $ 13,315,228
                                                                         ============       ============

                    Liabilities, Cumulative Redeemable Convertible Preferred
                    Stock and Shareholders' Equity (Deficit)

Current liabilities:
  Accounts payable and accrued expenses ..............................   $  2,501,309       $  2,779,954
  Income taxes payable ...............................................         41,484               --
  Deferred revenues ..................................................      1,826,933          1,897,039
  Note payable .......................................................        220,000            220,000
                                                                         ------------       ------------
    Total current liabilities ........................................      4,589,726          4,896,993
Deferred income taxes ................................................        103,714            103,714
Note payable .........................................................         56,657            111,657
                                                                         ------------       ------------
     Total liabilities ...............................................      4,750,097          5,112,364
                                                                         ------------       ------------
Commitments
Series A cumulative redeemable convertible preferred stock,
  no par value; 750,000 shares authorized, no shares issued or outstanding at March 31, 1998; 676,361 shares issued and
  outstanding at December 31, 1997; cumulative accrued and
  undeclared dividends of $1,680,859 at December 31, 1997 ............           --           11,603,996
                                                                         ------------       ------------

Shareholders' equity (deficit):
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued and outstanding at March 31, 1998; no shares
  authorized, issued or outstanding at December 31, 1997 .............           --                 --
Common stock, no par value; authorized 40,000,000 shares,
  issued 9,312,467 at March 31, 1998 and 6,775,092 shares
  at December 31, 1997, respectively .................................     40,322,300          2,537,806
Deferred stock compensation ..........................................       (793,768)          (875,835)
Retained earnings ....................................................      5,228,096          4,936,894
Treasury stock, no shares and 3,043,625 shares of common
  stock at cost at March 31, 1998 and December 31, 1997,
  respectively .......................................................           --           (9,999,997)
                                                                         ------------       ------------
  Total shareholders' equity (deficit) ...............................     44,756,628         (3,401,132)
                                                                         ------------       ------------
      Total liabilities, cumulative redeemable convertible
      preferred stock and shareholders' equity (deficit) .............   $ 49,506,725       $ 13,315,228
                                                                         ============       ============


              The accompanying notes are an integral part of these financial statements.


                                   DSET Corporation
                                 Statements of Income
                                      (unaudited)

                                                          Three Months Ended March 31
                                                          ---------------------------
                                                              1998            1997
                                                          ------------    -----------
Revenues:
License revenues .......................................   $ 2,636,635    $ 1,481,530
Service revenues .......................................     2,685,478      1,712,542
                                                           -----------    -----------
    Total revenues .....................................     5,322,113      3,194,072
                                                           -----------    -----------

Cost of revenues:
License revenues .......................................       240,629         69,806
Service revenues .......................................       701,995        688,720
                                                           -----------    -----------
    Total cost of revenues .............................       942,624        758,526
                                                           -----------    -----------
Gross profit ...........................................     4,379,489      2,435,546
                                                           -----------    -----------

Operating expenses:
Sales and marketing ....................................     1,982,994        791,923
Research and product development .......................     1,494,900        709,175
General and administrative .............................       529,701        648,799
                                                           -----------    -----------
    Total operating expenses ...........................     4,007,595      2,149,897
                                                           -----------    -----------

Operating income .......................................       371,894        285,649
Amortization of goodwill ...............................         9,502           --
Interest and other expense .............................       (36,051)          --
Interest and other income ..............................       111,556         20,204
                                                           -----------    -----------
Income before income taxes .............................       437,897        305,853
Provision for income taxes .............................       146,695        100,931
                                                           -----------    -----------
Net income .............................................       291,202        204,922
Less:  accrued preferred stock dividends ...............          --          214,889
                                                           -----------    -----------
Net income (loss) applicable to common shares ..........   $   291,202    $    (9,967)
                                                           ===========    ===========
Net income per common share ............................   $      0.04    $      0.00
                                                           ===========    ===========
Weighted average number of common shares outstanding ...     7,310,539      3,467,873
                                                           ===========    ===========

Net income per common share assuming dilution ..........   $      0.03    $      0.00
                                                           ===========    ===========
Weighted average number of common shares and common
    equivalent shares outstanding ......................     9,846,772      3,467,873
                                                           ===========    ===========


      The accompanying notes are an integral part of these financial statements.


                                         DSET Corporation
                                     Statements of Cash Flows
                                            (unaudited)

                                                                     Three Months Ended March 31
                                                                   ------------------------------
                                                                         1998           1997
                                                                   ------------      ------------
Cash flows from operating activities:
    Net income .................................................   $    291,202      $    204,922
Adjustments to reconcile net income to net cash provided by
operating activities:
    Depreciation ...............................................        115,236            85,833
    Amortization ...............................................          9,502            37,290
    Deferred stock compensation ................................         82,067              --
    Loss from joint venture ....................................         36,270              --
Changes in assets and liabilities:
    Accounts receivable ........................................      3,206,156           275,192
    Other assets ...............................................         86,616            29,802
    Accounts payable and accrued expenses ......................       (278,645)          (53,468)
    Income taxes payable .......................................         41,484            21,883
    Deferred revenues ..........................................        (70,106)          (24,033)
                                                                   ------------      ------------
        Net cash provided by operating activities ..............      3,519,782           577,421
                                                                   ------------      ------------
Cash flows from investing activities:
    Repayment by officers and shareholders .....................        100,000              --
    Purchases of marketable securities, net ....................    (37,441,599)           (3,552)
    Acquisition of fixed assets ................................       (160,023)         (145,246)
    Loan repayments ............................................        (55,000)             --
                                                                   ------------      ------------
        Net cash used in investing activities ..................    (37,556,622)         (148,798)
                                                                   ------------      ------------
Cash flows from financing activities:
    Proceeds from the issuance of common stock (net) ...........     36,082,230              --
    Proceeds from exercise of stock options ....................         98,265           120,426
                                                                   ------------      ------------
        Net cash provided by financing activities ..............     36,180,495           120,426
                                                                   ------------      ------------
        Net increase in cash and cash equivalents ..............      2,143,655           549,049
    Cash and cash equivalents, beginning of period .............      2,081,846           758,048
                                                                   ------------      ------------
    Cash and cash equivalents, end of period ...................   $  4,225,501      $  1,307,097
                                                                   ============      ============
Supplemental disclosure of cash flow information:
    Cash paid during the period for income taxes ...............   $     74,401      $    145,212
    Cash paid during the period for interest ...................          4,145              --
Non-cash activities:
    Accrued dividends on Series A preferred stock ..............   $       --        $    214,889
    Conversion of Series A preferred stock to common stock .....     11,603,996              --


            The accompanying notes are an integral part of these financial statements.

                                DSET CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1 -- BASIS OF PRESENTATION:

      The  information  presented  for  March  31,  1998 and  1997,  and for the three-month periods then ended, is unaudited, but, in the opinion of DSET Corporation's (the "Company") management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 1998 and the results of its operations and its cash flows for the three-month periods ended March 31, 1998 and 1997. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, which were included as part of the Company's Registration Statement on Form S-1 (Registration No. 333-43827), as declared effective by the Securities and Exchange Commission (the "Commission") on March 12, 1998.

      Results for the interim period are not necessarily indicative of results that may be expected for the entire year.


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Cash and Cash Equivalents
      -------------------------

      The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

      Marketable Securities
      ---------------------

      The marketable securities portfolio held by the Company consists primarily of money market funds which are considered to be available-for-sale securities and are reported at fair value. Unrealized holding gains and losses were not significant at March 31, 1998 and 1997.

      Capitalized Software Development Costs
      --------------------------------------

      Capitalization of costs begins on establishment of technological feasibility. Costs incurred prior to establishment of technological feasibility are charged to research and product development expense. The ongoing assessment of recoverability of capitalized costs requires considerable judgment by management with respect to certain factors including the anticipated future gross revenue, estimated economic life and changes in technology. These factors are considered on a product-by-product basis.

      Amortization of capitalized software costs is calculated using a straight-line method over the estimated useful life of the respective product (five years). Amortization expense related to capitalized software costs was approximately $-0- and $37,000 for the three months ended March 31, 1998 and 1997, respectively.

      Revenue Recognition
      -------------------

      License revenues are recorded when the software has been delivered to the Company's licensees and all significant obligations have been satisfied. Revenues from run-time licenses are recognized as equipment using the Company's software is deployed by the Company's customers. Service revenues are recognized over the period in which the service is performed based on the percentage of direct labor costs incurred to the total costs estimated. Revenues from maintenance contracts are deferred and recognized over the term of the respective contracts (typically twelve months).

      Income Taxes
      ------------

      The  Company  utilizes  an  asset  and  liability  approach  to  financial reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred tax assets to the amount expected to be realized.

      Fair Value of Financial Instruments
      -----------------------------------

      The carrying amounts in the financial statements for cash and cash equivalents, marketable securities, accounts receivable, and accounts payable and accrued expenses approximate their market value because of the short maturity of those instruments.

      Recently Issued Accounting Standards
      ------------------------------------

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 applies to entities with publicly held common stock or potential common stock and is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, the Company implemented SFAS No. 128 for the year ended December 31, 1997 (see Note 5).

      In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 applies to all companies and is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income in a set of financial statements. Comprehensive income is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Management believes that the adoption of SFAS No. 130 has not had a material impact on the financial statements.

      In June 1997, the Financial Accounting Standards Board issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 applies to all public companies and is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires that business segment financial information be reported in the financial statements utilizing the management approach. The management approach is defined as the manner in which management organizes the segments within the enterprise for making operating decisions and assessing performance. The Company has only one operating segment - providing software products and services to the telecommunications industry. Management believes the adoption of SFAS No. 131 has not had a material impact on the financial statements.

      In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition," which is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Statement of Position governs the recognition of revenue by enterprises that license, sell, lease or otherwise market software, except where software is incidental to the products or services being offered as a whole. Application of this Statement of Position has not had a material impact on the financial statements.


NOTE 3 -- INITIAL PUBLIC OFFERING:

      On March 18, 1998, the Company consummated an initial public offering of 3,500,000 shares of its Common Stock at a price to the public of $16.00 per share, of which 2,500,000 shares were issued and sold by the Company and 1,000,000 shares were sold by certain shareholders of the Company (the "Selling Shareholders"). The net proceeds to the Company from the offering were approximately $36.1 million. On April 7, 1998, certain Selling Shareholders sold an additional 525,000 shares of the Company's Common Stock at a price to the public of $16.00 per share upon the consummation of the exercise of the Underwriters' over-allotment option. The Company did not receive any of the proceeds from the sale of shares by the Selling Shareholders.

      The net proceeds received by the Company upon the consummation of such offering, pending specific application, were invested in short-term, investment-grade, interest-bearing instruments. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

NOTE 4 -- CUMULATIVE REDEEMABLE CONVERTIBLE PREFERRED STOCK:

      In December 1995, the Company issued 676,361 shares of cumulative, convertible Series A Preferred Stock. Upon consummation of the Company's initial public offering, the shares of Series A Preferred Stock were converted into an aggregate of 3,043,625 shares of the Company's Common Stock.


NOTE 5 -- EARNINGS PER SHARE:

      In February  1997,  the FASB issued  SFAS No.  128,  "Earnings  Per Share"
(EPS), which specifies the computation, presentation and disclosure requirements for earnings per share of entities with publicly held company stock or potential common stock. The statement defines two earnings per share calculations, basic and diluted. The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing income available to common stock by the weighted average shares outstanding. The objective of diluted EPS is consistent with that of basic EPS, that is to measure the performance of an entity over the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period. The calculation of diluted EPS is similar to basic EPS except both the numerator and denominator are increased for the conversion of potential common shares. The following table is a reconciliation of the numerator and denominator under each method:



                                                 For the three months ended March 31, 1998
                                                -------------------------------------------
                                                                                  Per Share
                                                   Income           Shares          Amount
                                                ------------     -----------      ---------

Basic EPS:
Net income applicable to common shares ......   $   291,202        7,310,539       $   0.04
Assuming dilution:
Net income applicable to common shares
    Warrants ................................          --            156,959
    Stock options ...........................          --          2,379,274
                                                ----------- -    -----------
                                                $   291,202        9,846,772       $   0.03
                                                ============     ===========



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


GENERAL

      DSET designs, develops, markets and supports standards-based application development tools, custom application development services, Local Number Portability solutions and OSS Gateway products for the global telecommunications industry. From its founding in 1989, the Company has focused on distributed concurrent object technology and the creation of applications that could be distributed among many processors. Additionally, the Company developed extensive knowledge of requirements for multiple protocols and multi-vendor communications as well as real time operating systems. In the early 1990's, the Company made a strategic decision to focus on creating suites of tools that facilitate the development of solutions based upon the Telecommunications Management Network ("TMN") standard. Substantially all of the Company's revenues to date have been derived from application development tools and services based on TMN standards. The Company's success will depend on continued growth in the market for advanced telecommunications products and services.

      The Company had one and four significant customers which accounted for 24.6% and 56.6%, respectively, of total revenues for the three months ended March 31, 1998 and 1997, respectively. The Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. As a result of this customer concentration, the Company's revenues from quarter to quarter and business, financial condition and results of operations may be subject to substantial period-to-period fluctuations.

      The Company derives a large portion of its revenues from international sales which constituted approximately 31.6% and 18.9% of the Company's total revenues in the quarters ended March 31, 1998 and 1997, respectively. The Company's international sales currently are United States dollar-denominated. As a result, an increase in the value of the United States dollar relative to foreign currencies could make the Company's products and services less competitive in international markets.

      Statements contained in this Form 10-Q that are not based on historical fact are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. Such forward-looking statements involve risks and uncertainties, including, but not limited to: (i) the Company's dependence on the rapidly evolving telecommunications industry, (ii) the Company's dependence on the TMN industry standard and (iii) rapid technological change in the Company's industry. The success of the Company depends to a large degree upon increased utilization of its application development tools, custom application development services and carrier-to-carrier applications by telecommunications carriers and network equipment vendors. As a result of such risks and others expressed from time to time in the Company's filings with the Commission, the Company's actual results may differ materially from the results discussed in or implied by the forward-looking statements contained herein.


RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997
-------------------------------------------------------------------------------

     Revenues. Total revenues increased 66.6% to $5.3 million in the first quarter of 1998 from $3.2 million in the first quarter of 1997. License revenues increased 77.9% to $2.6 million in the first quarter of 1998 from $1.5 million in the first quarter of 1997. This increase was primarily attributable to an increased demand for the Company's TMN-based agent tools. Service revenues increased 56.8% to $2.7 million in the first quarter of 1998 from $1.7 million in the first quarter of 1997. This increase was primarily attributable to professional services projects and an increase in fees from consulting services and training courses. In the quarters ended March 31, 1998 and 1997, the Company derived approximately 49.5% and 46.4%, respectively, of its total revenues from license revenues and approximately 50.5% and 53.6%, respectively, of its total revenues from service revenues.

      Gross profit. The Company's gross profit increased 79.8% to $4.4 million in the first quarter of 1998 from $2.4 million in the first quarter of 1997. Gross profit percentage increased to 82.2% of total revenues in the first quarter of 1998 from 76.2% in the first quarter of 1997. Gross profit percentage for license revenues decreased to 90.9% for the first quarter of 1998 from 95.3% for the comparable 1997 period. This decrease was attributable to the royalty costs associated with the Company's sale of third party software. Gross profit percentage for service revenue increased to 73.9% in the first quarter of 1998 from 59.8% in the first quarter of 1997. This increase was attributable to higher margins associated with consulting services and training revenues.

      Sales and marketing expenses. Sales and marketing expenses increased 150.4% to $2.0 million in the first quarter of 1998 from $792,000 in the first quarter of 1997, and increased to 37.3% of total revenues in the first quarter of 1998 from 24.8% of total revenue in the first quarter of 1997. This increase was attributable primarily to increased personnel costs resulting from the increase in the Company's sales force and an increase in commissions paid in connection with foreign sales through distributors.

      Research and product development expenses. Research and product development expenses increased 110.8% to $1.5 million in the first quarter of 1998 from $709,000 in the first quarter of 1997, and increased to 28.1% from 22.2% of total revenues over the respective periods. This increase in research and product development expenses both in absolute dollars and as a percentage of revenues was due primarily to additional personnel expenses attributable to an increase in staffing and an expansion in the number of projects under development.

      General and administrative expenses. General and administrative expenses decreased 18.3% to $529,000 in the first quarter of 1998 from $649,000 in the first quarter of 1997, and decreased to 9.9% from 20.3% of total revenues for the respective periods. The reduction of general and administrative expenses in the first quarter of 1998 as compared to the corresponding period in 1997 was due to the non-recurring cost of hiring two executives in 1997. Further reduction of these expenses is due to the transition of the Chief Technical Officer from administrative functions to technical functions.

      Interest income. Net interest income increased to $75,500 for the first quarter of 1998 compared to $20,000 for the first quarter of 1997. This increase was due to higher balances in cash and short-term investments as a result of the Company's initial public offering of its Common Stock in March of 1998.

      Income taxes. The Company's effective tax rate was 33.5% and 33.0% for each of the quarters ended March 31, 1998 and 1997, respectively. Such effective tax rates were lower than the statutory tax rates due primarily to research and development tax credits.


LIQUIDITY AND CAPITAL RESOURCES

      Since its inception in 1989, the Company has financed its operations primarily through cash generated by operations. At March 31, 1998, the Company's cash, cash equivalents and marketable securities aggregated approximately $42.8 million, of which cash and cash equivalents aggregated approximately $4.2 million. The Company's working capital was $42.8 million at March 31, 1998.

      Accounts receivable decreased to $4.4 million at March 31, 1998 from $7.6 million at December 31, 1997 primarily as a result of increased collection efforts on aged accounts.

      The Company bills its customers, several of which are based in Korea and Japan, in U.S. dollars at agreed-upon contractual terms. The Company has not experienced any significant negative effects on its liquidity as a result of the volatility and devaluation trends that recently have been experienced in certain Asian markets. Accounts receivable at March 31, 1998 includes approximately $850,000 from customers in this region.

      The  Company's  capital  expenditures  were  approximately   $160,000  and
$145,000 for the three months ended March 31, 1998 and 1997, respectively. Although the Company anticipates higher levels of equipment and facilities-related expenditures in the foreseeable future, such future expenditures are not anticipated to be significantly higher as a percentage of total revenues as compared to prior periods.

      The Company has an unsecured revolving credit facility with a bank pursuant to which the Company may borrow up to a maximum of $3.0 million. Borrowings under this line of credit bear interest at the bank's prime rate less 0.25% on amounts outstanding of less than $1.0 million and at the bank's prime rate for aggregate principal amounts exceeding $1.0 million. No borrowings under this line were outstanding as of March 31, 1998. This credit facility contains, among other provisions, covenants which (i) mandate the amount of working capital the

Company must maintain at the end of each calendar quarter and (ii) restrict the Company's ability to pay cash dividends.

      On March 18, 1998, the Company consummated an initial public offering of 3,500,000 shares of its Common Stock at a price to the public of $16.00 per share, of which 2,500,000 shares were issued and sold by the Company and 1,000,000 shares were sold by certain Selling Shareholders. The net proceeds to the Company from the offering were approximately $36.1 million. On April 7, 1998, certain Selling Shareholders sold an additional 525,000 shares of the Company's Common Stock at a price to the public of $16.00 per share upon the consummation of the exercise of the Underwriters' over-allotment option. The Company did not receive any of the proceeds from the sale of shares by the Selling Shareholders.

      The net  proceeds  received by the Company upon the  consummation  of such
offering,   pending   specific   application,   were  invested  in   short-term,
investment-grade, interest-bearing instruments.

      The Company believes that its existing available cash, credit facility and the cash flow expected to be generated from operations, together with the proceeds from its initial public offering, will be adequate to satisfy its current and planned operations for at least the next 12 months. There can be no assurance, however, that the Company will not require additional financing prior to such time to fund its operations or possible acquisitions.

                           PART II. OTHER INFORMATION
                           --------------------------


Item 2.   Changes in Securities and Use of Proceeds


CHANGES IN SECURITIES

      The following information relates to all securities of the Company sold by the Company within the past quarter which were not registered under the securities laws at the time of grant, issuance and/or sale:

      1. The Company has, during the first quarter of 1998, granted stock options pursuant to its 1993 Stock Option Plan which, at the time of grant, had not yet been registered under the securities laws. The following table sets forth certain information regarding such grants during the quarter:

                             Number           Exercise
                           of shares            Price
                           ---------          --------

                            175,000             $13.00

                            227,000             $15.00

      The Company did not employ an underwriter in connection with the issuance of the securities described above. The Company believes that the issuance of the foregoing securities was exempt from registration under either (i) Section 4(2) of the Securities Act of 1933, as amended (the "Act"), as transactions not involving any public offering and such securities having been acquired for investment and not with a view to distribution, or (ii) Rule 701 under the Act as transactions made pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation. All recipients had adequate access to information about the Company.


USE OF PROCEEDS

      On March 12, 1998, the Commission declared effective the Company's Registration Statement (Registration Statement No. 333-43827) as filed with the Commission in connection with the Company's initial public offering of Common Stock, which was managed by BT Alex. Brown Incorporated, BancAmerica Robertson Stephens and SoundView Financial Group, Inc. Pursuant to such Registration Statement, the Company registered and sold an aggregate of 2,500,000 shares of its Common Stock, for a gross aggregate offering price of $40.0 million. The Company incurred underwriting discounts and commissions of approximately $2.8 million. In connection with such offering, the Company incurred total expenses of approximately $1.1 million. As of March 31, 1998, all of the $36.1 million in net proceeds received by the Company upon consummation of such offering, pending specific application, were invested in short-term, investment-grade, interest-bearing instruments.

      For working capital restrictions and limitations on the payment of dividends, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."


Item 5.   Other Information.


INITIAL PUBLIC OFFERING

      On March 18, 1998, the Company consummated an initial public offering of 3,500,000 shares of its Common Stock at a price to the public of $16.00 per share, of which 2,500,000 shares were issued and sold by the Company and 1,000,000 shares were sold by certain Selling Shareholders. The net proceeds to the Company from the offering were $36.1 million. On April 7, 1998, certain Selling Shareholders sold an additional 525,000 shares of the Company's Common Stock at a price to the public of $16.00 per share upon the consummation of the exercise of the Underwriters' over-allotment option. The Company did not receive any of the proceeds from the sale of shares by the Selling Shareholders.

      The net  proceeds  received by the Company upon the  consummation  of such
offering,   pending   specific   application,   were  invested  in   short-term,
investment-grade, interest-bearing instruments.


Item 6.   Exhibits and Reports on Form 8-K.

          (a)   Exhibits.

                27    Financial Data Schedule

          (b)   Reports on Form 8-K.

                No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    DSET Corporation




DATE:   May 15, 1998                By: /s/ William P. McHale, Jr.
                                        -------------------------------------
                                        William P. McHale, Jr.
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)




DATE:   May 15, 1998                By: /s/ Paul A. Lipari
                                        -------------------------------------
                                        Paul A. Lipari
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)