Form 10-Q
period 1998-06-30
DSET CORP
filed 1998-08-13
CIK 1052196

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   -----------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998
                           Commission File No. 0-23611

                                DSET Corporation
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          New Jersey                                     22-3000022
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

1011 US Highway 22, Bridgewater, New Jersey                           08807
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

          Yes:   X                              No:
              --------                             --------

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of July 31, 1998:

          Class                                 Number of Shares
          -----                                 ----------------
 Common Stock, no par value                         9,542,613

                                DSET CORPORATION

                                TABLE OF CONTENTS
                                -----------------


                                                                         Page
                                                                         ----

PART I.  FINANCIAL INFORMATION.........................................     1

         Item 1.  Financial Statements.................................     1

           Consolidated Balance Sheets as of June 30,1998
             (unaudited) and December 31, 1997.........................     2

           Consolidated Statements of Income for the Three Months
             Ended June 30, 1998 and 1997 (unaudited)..................     3

           Consolidated Statements of Income for the Six Months
             Ended June 30, 1998 and 1997 (unaudited)..................     4

           Consolidated Statements of Cash Flows for the Six Months
             Ended June 30, 1998 and 1997 (unaudited)..................     5

           Notes to Consolidated Financial Statements (unaudited)......     6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..................    11

           Results of Operations.......................................    12

           Liquidity and Capital Resources.............................    15

PART II. OTHER INFORMATION............................................     17

         Item 2.Changes in Securities and Use of Proceeds.............     17

         Item 5.Other Information.....................................     18

         Item 6.Exhibits and Reports on Form 8-K......................     18

SIGNATURES............................................................     19

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                         DSET Corporation
                                   Consolidated Balance Sheets

                                                                 June 30, 1998      December 31, 1997
                                                                 -------------      -----------------
                                                                  (unaudited)
                     Assets
 Current assets:
  Cash and cash equivalents ................................     $  3,040,545       $  2,081,846
  Marketable securities ....................................       39,388,237          1,123,795
  Accounts receivable, net of allowance for
    doubtful accounts of $89,836 and $125,504 ..............        6,998,919          7,564,442
  Deferred income taxes ....................................          158,681            158,681
  Prepaid expenses and other current assets ................           58,285            243,883
                                                                 ------------       ------------
    Total current assets ...................................       49,644,667         11,172,647
Fixed assets, net ..........................................        1,669,782          1,560,948
Goodwill, net ..............................................          148,868            167,873
Other assets ...............................................          390,625            413,760
                                                                 ------------       ------------

    Total assets ...........................................     $ 51,853,942       $ 13,315,228
                                                                 ============       ============

           Liabilities, Cumulative Redeemable Convertible Preferred
                   Stock and Shareholders' Equity (Deficit)
Current liabilities:
  Accounts payable and accrued expenses ....................     $  2,989,437       $  2,779,954
  Note payable .............................................          221,657            220,000
  Income taxes payable .....................................           71,501               --
  Deferred revenues ........................................        2,019,903          1,897,039
                                                                 ------------       ------------
    Total current liabilities ..............................        5,302,498          4,896,993
Deferred income taxes ......................................          103,714            103,714
Note payable ...............................................             --              111,657
                                                                 ------------       ------------

    Total liabilities ......................................        5,406,212          5,112,364
                                                                 ------------       ------------
Commitments
Series A cumulative redeemable convertible
  preferred  stock,  no par value; 750,000
  shares authorized, no shares issued or
  outstanding at June 30, 1998; 676,361 shares
  issued and outstanding at December 31, 1997;
  cumulative accrued and undeclared dividends
  of $1,680,859 at December 31, 1997 .......................             --           11,603,996
                                                                 ------------       ------------
Shareholders' equity (deficit):
Preferred stock, no par value; 5,000,000 shares
  authorized, none issued or outstanding at
  June 30, 1998 or December 31, 1997 .......................             --                 --
Common stock, no par value; authorized
  40,000,000 shares, issued 9,452,050 at June
  30, 1998 and 6,775,092 shares at December 31,
  1997, respectively .......................................       41,053,525          2,537,806
Deferred stock compensation ................................         (711,701)          (875,835)
Retained earnings ..........................................        6,105,906          4,936,894
Treasury stock, no shares and 3,043,625 shares
  of common stock at cost at June 30, 1998 and
  December 31, 1997, respectively ..........................             --           (9,999,997)
                                                                 ------------       ------------
    Total shareholders' equity (deficit) ...................       46,447,730         (3,401,132)
                                                                 ------------       ------------

    Total liabilities, cumulative redeemable
     convertible preferred stock and
     shareholders' equity (deficit) ........................     $ 51,853,942       $ 13,315,228
                                                                 ============       ============

            The accompanying notes are an integral part of these financial statements.

                                  DSET Corporation
                         Consolidated Statements of Income
                                    (unaudited)


                                                       Three Months Ended June 30,
                                                       ---------------------------
                                                           1998           1997
                                                        -----------    -----------
Revenues:
   License revenues ................................    $ 3,579,949    $ 2,523,968
   Service revenues ................................      3,360,240      2,514,230
                                                        -----------    -----------
      Total revenues ...............................      6,940,189      5,038,198
                                                        -----------    -----------

Cost of revenues:
   License revenues ................................        514,077        519,507
   Service revenues ................................        931,883        826,717
                                                        -----------    -----------
      Total cost of revenues .......................      1,445,960      1,346,224
                                                        -----------    -----------
     Gross profit ..................................      5,494,229      3,691,974
                                                        -----------    -----------

Operating expenses:
   Sales and marketing .............................      2,112,884      1,183,568
   Research and product development ................      1,605,378        775,488
   General and administrative ......................        647,052        588,752
                                                        -----------    -----------
      Total operating expenses .....................      4,365,314      2,547,808
                                                        -----------    -----------

     Operating income ..............................      1,128,915      1,144,166
Interest income and other income/expenses, net .....        559,396         22,250
                                                        -----------    -----------
Income before income taxes .........................      1,688,311      1,166,416
Provision for income taxes .........................        636,762        384,918
                                                        -----------    -----------
Net income .........................................      1,051,549        781,498
Less:  accrued preferred stock dividends ...........           --          214,889
                                                        -----------    -----------
Net income applicable to common shares .............    $ 1,051,549    $   566,609
                                                        ===========    ===========

Net income per common share ........................    $      0.11    $      0.16
                                                        ===========    ===========
Weighted average number of common shares
  outstanding ......................................      9,404,100      3,474,990
                                                        ===========    ===========

Net income per common share assuming dilution ......    $      0.09    $      0.10
                                                        ===========    ===========
Weighted average number of common shares and
   common equivalent shares outstanding ............     11,690,395      8,120,957
                                                        ===========    ===========


     The accompanying notes are an integral part of these financial statements.

                                   DSET Corporation
                           Consolidated Statements of Income
                                      (unaudited)


                                                            Six Months Ended June 30,
                                                          ---------------------------
                                                              1998           1997
                                                          -----------     -----------
Revenues:
   License revenues ...................................   $ 6,216,584     $ 4,005,498
   Service revenues ...................................     6,045,717       4,226,772
                                                          -----------     -----------
      Total revenues ..................................    12,262,301       8,232,270
                                                          -----------     -----------

Cost of revenues:
   License revenues ...................................       754,706         589,313
   Service revenues ...................................     1,633,878       1,515,437
                                                          -----------     -----------
      Total cost of revenues ..........................     2,388,584       2,104,750
                                                          -----------     -----------
     Gross profit .....................................     9,873,717       6,127,520
                                                          -----------     -----------

Operating expenses:
   Sales and marketing ................................     4,095,878       1,975,491
   Research and product development ...................     3,100,277       1,484,663
   General and administrative .........................     1,176,752       1,237,551
                                                          -----------     -----------
      Total operating expenses ........................     8,372,907       4,697,705
                                                          -----------     -----------

     Operating income .................................     1,500,810       1,429,815
Interest income and other income/expenses, net ........       625,398          42,455
                                                          -----------     -----------
Income before income taxes ............................     2,126,208       1,472,270
Provision for income taxes ............................       783,457         485,850
                                                          -----------     -----------
Net income ............................................     1,342,751         986,420
Less:  accrued preferred stock dividends ..............          --           429,778
                                                          -----------     -----------
Net income applicable to common shares ................   $ 1,342,751     $   556,642
                                                          ===========     ===========

Net income per common share ...........................   $      0.16     $      0.16
                                                          ===========     ===========
Weighted average number of common shares
  outstanding .........................................     8,357,346       3,471,431
                                                          ===========     ===========

Net income per common share assuming dilution .........   $      0.13     $      0.12
                                                          ===========     ===========
Weighted average number of common shares and
   common equivalent shares outstanding ...............    10,643,675       8,003,598
                                                          ===========     ===========


       The accompanying notes are an integral part of these financial statements

                                         DSET Corporation
                               Consolidated Statements of Cash Flows
                                            (unaudited)

                                                                      Six Months Ended June 30,
                                                                      -------------------------
                                                                         1998            1997
                                                                    ------------     ------------

Cash flows from operating activities:
     Net income ................................................    $  1,342,751     $    986,420
     Adjustments to reconcile net income to net cash provided
       by operating activities:
         Tax benefit from exercise of stock options ............         329,320           62,170
         Depreciation ..........................................         231,812          199,266
         Amortization ..........................................          19,005           72,714
         Deferred stock compensation ...........................         164,134             --
         Loss from joint venture ...............................          39,655             --
         Changes in assets and liabilities:
           Accounts receivable .................................         565,523       (1,838,486)
           Other assets ........................................          69,269            3,184
           Accounts payable and accrued expenses ...............         209,483          819,167
           Income taxes payable ................................          71,501          161,171
           Deferred revenues ...................................         122,863          664,279
                                                                    ------------     ------------
              Net cash provided by operating activities ........       3,165,316        1,129,885
                                                                    ------------     ------------
Cash flows from investing activities:
     Loan repayment by officers and shareholders ...............         100,000             --
     Purchases of marketable securities ........................     (41,795,442)        (278,792)
     Redemption of marketable securities .......................       3,531,000             --
     Acquisition of fixed assets ...............................        (340,836)        (449,130)
     Note repayments ...........................................        (110,000)            --
     Investment in joint venture ...............................            --           (245,000)
                                                                    ------------     ------------
              Net cash used in investing activities ............     (38,615,278)        (972,922)
                                                                    ------------     ------------
Cash flows from financing activities:
     Proceeds from the issuance of common stock, net ...........      36,050,825             --
     Proceeds from exercise of stock options ...................         357,836          141,495
                                                                    ------------     ------------
              Net cash provided by financing activities ........      36,408,661          141,495
                                                                    ------------     ------------
              Net increase in cash and cash equivalents ........         958,699          298,458
Cash and cash equivalents, beginning of period .................       2,081,846          784,086
                                                                    ------------     ------------
Cash and cash equivalents, end of period .......................    $  3,040,545     $  1,082,544
                                                                    ============     ============
Supplemental disclosure of cash flow information:
     Cash paid during the period for income taxes ..............    $    391,512     $    251,201
     Cash paid during the period for interest ..................           7,604             --
Non-cash activities:
     Accrued dividends on Series A preferred stock .............    $       --       $    429,778
     Conversion of Series A preferred stock to common stock ....      11,603,996             --
     Note issued for purchase of net assets of Marben Products,
       Inc .....................................................            --            441,657


            The accompanying notes are an integral part of these financial statements.

                                DSET CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 -- Basis of Presentation:
--------------------------------

      The information presented as of June 30, 1998 and 1997, and for the three-month and six-month periods then ended, is unaudited, but, in the opinion of DSET Corporation's (the "Company") management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of June 30, 1998 and the results of its operations and its cash flows for the three-month and six-month periods ended June 30, 1998 and 1997. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, which were included as part of the Company's Registration Statement on Form S-1 (Registration No. 333-43827), as declared effective by the Securities and Exchange Commission (the "Commission") on March 12, 1998.

      Results for the interim period are not necessarily indicative of results that may be expected for the entire year.


Note 2 -- Summary of Significant Accounting Policies:
-----------------------------------------------------

      CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

      MARKETABLE SECURITIES

      The marketable securities portfolio held by the Company consists primarily of money market funds which are considered to be available-for-sale securities and are reported at fair value. Unrealized holding gains and losses were not significant at June 30, 1998 and 1997.

      CAPITALIZED SOFTWARE DEVELOPMENT COSTS

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

      Amortization of capitalized software costs is calculated using a straight-line method over the estimated useful life of the respective product (five years). Amortization expense related to capitalized software costs was approximately $-0- and $73,000 for the six months ended June 30, 1998 and 1997, respectively. Amortization expense for the three months ending June 30, 1998 and 1997 was $-0- and $36,000, respectively.

      REVENUE RECOGNITION

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

      INCOME TAXES

      The  Company  utilizes  an  asset  and  liability  approach  to  financial reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred tax assets to the amount expected to be realized.

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

      On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position.

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


Note 3 -- Initial Public Offering:
----------------------------------

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

      The net proceeds  received by the Company upon the  consummation of such
offering,   pending   specific   application,   are  invested  in  short-term,
investment-grade,  interest-bearing
instruments. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."


Note 4 -- Cumulative Redeemable Convertible Preferred Stock:
------------------------------------------------------------

      In December 1995, the Company issued 676,361 shares of cumulative, convertible Series A Preferred Stock. Upon consummation of the Company's initial public offering, the shares of Series A Preferred Stock converted into an aggregate of 3,043,625 shares of the Company's Common Stock.


Note 5 -- Earnings Per Share
----------------------------

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



                                                For the three months ended June 30, 1998
                                                -----------------------------------------
                                                                                Per Share
                                                 Income             Shares       Amount
                                              -----------       -----------     ---------
BASIC EPS:
Net income applicable to common shares ...    $ 1,051,549         9,404,100      $   0.11

ASSUMING DILUTION:
Net income applicable to common shares
     Warrants ............................           --             160,859
     Stock options .......................           --           2,125,436
                                              -----------       -----------
                                              $ 1,051,549        11,690,395      $   0.09
                                              ===========       ===========

                                                 For the six months ended June 30, 1998
                                              -------------------------------------------
                                                                                Per Share
                                                 Income             Shares       Amount
                                              -----------       -----------     ---------

BASIC EPS:
Net income applicable to common shares ...    $ 1,342,751         8,357,346      $   0.16

ASSUMING DILUTION:
Net income applicable to common shares
     Warrants ............................           --             158,909
     Stock options .......................           --           2,127,420
                                              -----------        ----------
                                              $ 1,342,751        10,643,675      $   0.13
                                              ===========        ==========

Note 6 - New Subsidiary
-----------------------

      On  May  7,  1998  the  Company's   Board  of  Directors   authorized  the
establishment of a wholly-owned subsidiary in Chengdu, China. Initially, the purpose of this subsidiary is for research and development. The name of the subsidiary is Chengdu DSET Science and Technology Co., Ltd.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


General
-------

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

      The Company had no customers which accounted for more than 10% of revenue for the quarter ended June 30, 1998 and two significant customers which accounted for 32.4% of total revenues for the three months ended June 30, 1997. For the six months ended June 30, 1998 and 1997, the Company had one and two significant customers which accounted for 15.9% and 26.6% of revenues, respectively. The Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. As a result of this customer concentration, the Company's revenues from quarter to quarter and business, financial condition and results of operations may be subject to substantial period-to-period fluctuations.

      The Company derives a significant portion of its revenues from international sales which constituted approximately 21.2% and 36.2% of the Company's total revenues in the quarters ended June 30, 1998 and 1997, respectively. For the six months ended June 30, 1998 and 1997, foreign sales accounted for 25.7% and 29.5% of revenues, respectively. The Company's international sales currently are United States dollar-denominated. As a result, an increase in the value of the United States dollar relative to foreign currencies could make the Company's products and services less competitive in international markets.

      Statements contained in this Form 10-Q that are not based on historical fact are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. Such forward-looking statements involve risks and uncertainties, including, but not limited to: (i) the Company's dependence on the rapidly evolving telecommunications industry, (ii) the Company's dependence on the TMN industry standard, (iii) rapid technological change in the Company's industry and (iv) risks associated with the development and marketing of new products, including carrier-to-carrier applications. The success of the Company depends to a large degree upon increased utilization of its application development tools, custom application development services and carrier-to-carrier applications by telecommunications carriers and network equipment vendors. As a result of such risks and others expressed from time to time in the Company's filings with the Commission, the Company's actual results may differ materially from the results discussed in or implied by the forward-looking statements contained herein.


Results of Operations
---------------------


THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

      Revenues. Total revenues increased 37.7% to $6.9 million in the second quarter of 1998 from $5.0 million in the second quarter of 1997. License revenues increased 41.8% to $3.6 million in the second quarter of 1998 from $2.5 million in the second quarter of 1997. This increase was primarily attributable to an increased demand for the Company's TMN-based agent tools and recognition of run-time royalties. Service revenues increased 33.6% to $3.4 million in the second quarter of 1998 from $2.5 million in the second quarter of 1997. This increase was primarily attributable to professional services projects, fees from consulting services and training courses, and new customers (equipment vendors) purchasing the Company's new solutions (with project work for implementation) for facilitating access to the central office switch from xDLS-based services. In the quarters ended June 30, 1998 and 1997, the Company derived approximately 51.6% and 50.1%, respectively, of its total revenues from license revenues and approximately 48.4% and 49.9%, respectively, of its total revenues from service revenues.

      Gross profit. The Company's gross profit increased 48.8% to $5.5 million in the second quarter of 1998 from $3.7 million in the second quarter of 1997. Gross profit percentage increased to 79.2% of total revenues in the second quarter of 1998 from 73.3% in the second quarter of 1997. Gross profit percentage for license revenues increased to 85.6% for the second quarter of 1998 from 79.4% for the comparable 1997 period due to less third party software as a component of sales. Gross profit percentage for service revenue increased to 72.3% in the second quarter of 1998 from 67.1% in the second quarter of 1997. This increase was attributable to higher margins associated with consulting services, training revenues, new customers (equipment vendors) purchasing the Company's new solutions for facilitating access to the central office switch from xDLS-based services and higher utilization of personnel resources.

      Sales and marketing expenses. Sales and marketing expenses increased 78.5% to $2.1 million in the second quarter of 1998 from $1.2 million in the second quarter of 1997, and increased to 30.4% of total revenues in the second quarter of 1998 from 23.5% of total revenue in the second quarter of 1997. This increase as a percentage of sales is primarily attributable to increased personnel and related costs resulting from the increase in the Company's sales force and an expanded marketing department.

      Research and product development expenses. Research and product development expenses increased 107.0% to $1.6 million in the second quarter of 1998 from $775,000 in the second quarter of 1997, and increased to 23.1% from 15.4% of total revenues over the respective periods. This increase in research and product development expenses both in absolute dollars and as a percentage of revenues was due primarily to additional personnel expenses attributable to an increase in staffing and an expansion in the number of projects under development.

      General and administrative expenses. General and administrative expenses increased 9.9% to $647,000 in the second quarter of 1998 from $589,000 in the second quarter of 1997, and decreased to 9.3% from 11.7% of total revenues for the respective periods. The increase of general and administrative expenses in the second quarter of 1998 as compared to the corresponding period in 1997 is due to additional staffing in this area and costs associated with compliance with statutory public company filing requirements.

       Interest income and other income/expenses, net. Net interest income and other income/expenses increased to $559,000 for the second quarter of 1998 compared to $22,000 for the second quarter of 1997. This increase was primarily due to higher balances in cash and short-term investments as a result of the Company's initial public offering of its Common Stock in March 1998.

      Income taxes. The Company's effective tax rate was 37.7% and 33.0% for each of the quarters ended June 30, 1998 and 1997, respectively. Such effective tax rates were lower than the statutory tax rates due primarily to research and development tax credits. The increase in 1998 is due to the non-deductible nature of deferred stock compensation associated with the issuance of stock options. As of June 30, 1998, the research and development tax credit has not been renewed by Congress. If this provision in the tax code is not retroactively renewed, the loss of this credit will result in a higher effective tax rate for the Company in future periods.


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

      Revenues. Total revenues increased 48.9% to $12.2 million for the six months ending June 30, 1998 from $8.2 million in the first six months of 1997. License revenues increased 55.2% to $6.2 million for the six months ending June 30, 1998 from $4.0 million in the first six months of 1997. This increase was primarily attributable to an increased demand for the Company's TMN-based agent tools. Service revenues increased 43.0% to $6.0 million for the six months ending June 30, 1998 from $4.2 million in the first six months 1997. This increase was primarily attributable to professional services projects and an increase in fees from consulting services and training courses. In the six months ended June 30, 1998 and 1997, the Company derived approximately 50.7% and 48.7%, respectively, of its total revenues from license revenues and approximately 49.3% and 51.3%, respectively, of its total revenues from service revenues.

      Gross profit. The Company's gross profit increased 61.1% to $9.9 million for the six months ending June 30, 1998 from $6.1 million in the first six months of 1997. Gross profit percentage increased to 80.5% of total revenues for the six months ending June 30, 1998 from 74.4% in the first six months of 1997. Gross profit percentage for license revenues increased to 87.9% for the first six months of 1998 from 85.3% for the comparable 1997 period. This increase was attributable to the slightly better margins on the sale of tools due to less third party software as a component of sales. Gross profit percentage for service revenue increased to 73.0% for the six months ended June 30, 1998 from 64.1% in the first six months of 1997. This increase was attributable to higher margins and utilization of personnel associated with consulting services, training revenues and maintenance.

      Sales and marketing expenses. Sales and marketing expenses increased 107.3% to $4.1 million for the six months ending June 30, 1998 from $2.0 million in the first six months of 1997, and increased to 33.4% of total revenues for the six months ending June 30, 1998 from 24.0% of total revenue in the first six months of 1997. This increase was primarily attributable to increased personnel and related costs resulting from the increase in the Company's sales force and an expanded marketing department.

      Research and product development expenses. Research and product development expenses increased 108.8% to $3.1 million for the six months ending June 30, 1998 from $1.5 million in the first six months of 1997, and increased to 25.3% from 18.0% of total revenues over the respective periods. This increase in research and product development expenses both in absolute dollars and as a percentage of revenues was due primarily to additional personnel expenses attributable to an increase in staffing and an expansion in the number of projects under development.

      General and administrative expenses. General and administrative expenses decreased 5% to $1.1 million for the six months ending June 30, 1998 from $1.2 million in the first six months of 1997, and decreased to 9.6% from 15.0% of total revenues for the respective periods. The reduction of general and administrative expenses for the six months ending June 30, 1998 as compared to the corresponding period in 1997 was due to the non-recurring cost of hiring two executives in 1997. Further reduction of these expenses is due to the transition of the Chief Technical Officer from administrative functions to technical functions.

       Interest income and other income/expenses, net. Net interest income and other income/expenses increased to $625,000 for the first six months of 1998 compared to $42,000 for the first six months of 1997. This increase was primarily due to higher balances in cash and short-term investments as a result of the Company's initial public offering of its Common Stock in March 1998.

      Income taxes. The Company's effective tax rate was 36.8% and 33.0% for each of the six months ended June 30, 1998 and 1997, respectively. Such effective tax rates were lower than the statutory tax rates due primarily to research and development tax credits. The rate is higher in 1998 due to the non-deductibility of deferred stock compensation associated with the issuance of stock options. As of June 30, 1998, the research and development tax credit has not been renewed by Congress. If this provision in the tax code is not retroactively renewed, the loss of this credit will result in a higher effective tax rate for the Company in future periods.

Liquidity and Capital Resources
-------------------------------

      Since its inception in 1989, the Company has financed its operations primarily through cash generated by operations. At June 30, 1998, the Company's cash, cash equivalents and marketable securities aggregated approximately $42.4 million, of which cash and cash equivalents aggregated approximately $3.0 million. The Company's working capital was $44.0 million at June 30, 1998.

      Accounts receivable decreased to $7.0 million at June 30, 1998 from $7.6 million at December 31, 1997 primarily as a result of increased collection efforts on aged accounts.

      The Company bills its customers, several of which are based in Korea and Japan, in U.S. dollars at agreed-upon contractual terms. The Company has not experienced any significant negative effects on its liquidity as a result of the volatility and devaluation trends that recently have been experienced in certain Asian markets, although no assurance can be made that the Company will not experience difficulty collecting accounts receivable from such customers in the future. Accounts receivable at June 30, 1998 includes approximately $901,000 from customers in this region.

      The Company's capital expenditures were approximately $341,000 and $560,000 for the six months ended June 30, 1998 and 1997, respectively. Although the Company anticipates higher levels of equipment and facilities-related expenditures in the foreseeable future, such future expenditures are not anticipated to be significantly higher as a percentage of total revenues as compared to prior periods.

      In August 1997, the Company obtained an unsecured revolving credit facility with a bank pursuant to which the Company may borrow up to a maximum of $3.0 million. Borrowings under this line of credit bear interest at the bank's prime rate less 0.25% on amounts outstanding of less than $1.0 million and at the bank's prime rate for aggregate principal amounts exceeding $1.0 million. No borrowings under this line were outstanding as of June 30, 1998. This credit facility contains, among other provisions, covenants which (i) mandate the amount of working capital the Company must maintain at the end of each calendar quarter and (ii) restrict the Company's ability to pay cash dividends.

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


Year 2000 Compliance
--------------------

      The  Company  believes  that it has  sufficiently  assessed  its  state of readiness with respect to its Year 2000 compliance. The Company generally warrants and has represented to its customers that its products are free from Year 2000 defects. In 1997, the Company conducted a Year 2000 compliance review of its products and determined that one component of its tool suites (version ASN.C sold prior to May 1997) was unable to interpret four digits, including the year 2000 and beyond. The Company notified all of its customers of the problem and in June 1997 made the correction available on its website, free of charge. In addition, the Company provided annual maintenance customers with the correction as part of a subsequent upgrade of the product. Failure of customers to properly implement the correction, or problems with the correction, could cause errors in customers' products which may materially impact the functionality of those products. The cost associated with such correction was not considered material and the Company anticipates limited future expenditures to address Year 2000 issues. There can be no assurances, however, that the Company's products will not be used by other companies, or its customers, to build applications which might not be Year 2000 compliant, or that the Company's products or applications built with the Company's products will not be integrated by the Company or its customers or interact with non-compliant software or other products which may expose the Company to claims from its customers.

      The Company's internal computer systems and recently purchased Management Information System are Year 2000 compliant, and the Company does not believe that there will be future significant costs related to maintaining such compliance.

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds


Changes in Securities
---------------------

      The following information relates to all securities of the Company sold by the Company within the past quarter which were not registered under the securities laws at the time of grant, issuance and/or sale:

      1. The Company has, during the second quarter of 1998, granted stock options pursuant to its 1998 Stock Plan which, at the time of grant, had not yet been registered under the securities laws. The following table sets forth certain information regarding such grants during the quarter:

                           Number             Exercise
                         of shares              Price
                         ---------            --------

                          16,750              $ 15.25

                          25,000              $ 15.375

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


Use of Proceeds
---------------

      On March 12, 1998, the Commission declared effective the Company's Registration Statement (Registration Statement No. 333-43827) as filed with the Commission in connection with the Company's initial public offering of Common Stock, which was managed by BT Alex. Brown Incorporated, BancAmerica Robertson Stephens and SoundView Financial Group, Inc. Pursuant to such Registration Statement, the Company registered and sold an aggregate of 2,500,000 shares of its Common Stock, for a gross aggregate offering price of $40.0 million. The Company incurred underwriting discounts and commissions of approximately $2.8 million. In connection with such offering, the Company incurred total expenses of approximately $1.1 million. As of June 30, 1998, all of the $36.1 million in net proceeds received by the Company upon consummation of such offering, pending specific application, were invested in short-term, investment-grade, interest-bearing instruments.

      For working capital restrictions and limitations on the payment of dividends, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."


Item 5.  Other Information.


Initial Public Offering
-----------------------

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



                                       DSET Corporation




DATE:   August 13, 1998                By: /s/ William P. McHale, Jr.
                                           -------------------------------
                                           William P. McHale, Jr.
                                           President and Chief Executive
                                           Officer (Principal Executive Officer)



DATE:   August 13, 1998                By: /s/ Paul A. Lipari
                                           -------------------------------
                                           Paul A. Lipari
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)