Form 10-Q
period 1998-09-30
DSET CORP
filed 1998-11-13
CIK 1052196

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
                           Commission File No. 0-23611

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

                                 (908) 526-7500
                           ---------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes:   X                                 No:
                  -------                                 -------

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of October 30, 1998:

           Class                                          Number of Shares
           -----                                          ----------------

 Common Stock, no par value                                   9,749,555

                                DSET CORPORATION

                                TABLE OF CONTENTS
                                -----------------


                                                                         Page
                                                                         ----

PART I.  FINANCIAL INFORMATION........................................     1

     Item 1. Financial Statements.....................................     1

           Consolidated Balance Sheets as of September 30,1998
             (unaudited) and December 31, 1997........................     2

           Consolidated Statements of Income for the Three Months
             Ended September 30, 1998 and 1997 (unaudited)............     3

           Consolidated Statements of Income for the Nine Months
             Ended September 30, 1998 and 1997 (unaudited)............     4

           Consolidated  Statements  of Cash Flows for the Nine
             Months Ended September 30, 1998 and 1997 (unaudited).....     5

           Notes to Consolidated Financial Statements (unaudited).....     6

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................     10

           Results of Operations......................................     11

           Liquidity and Capital Resources............................     14

PART II. OTHER INFORMATION............................................     17

     Item 2.Changes in Securities and Use of Proceeds.................     17

     Item 6.Exhibits and Reports on Form 8-K..........................     18

SIGNATURES............................................................     19

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                          Item 1. Financial Statements

                                              DSET Corporation
                                        Consolidated Balance Sheets


                                                                        September 30, 1998   December 31, 1997
                                                                        ------------------   -----------------
                     Assets                                                (unaudited)
 Current assets:
   Cash and cash equivalents .....................................        $  4,533,340        $  2,081,846
   Marketable securities .........................................          40,381,469           1,123,795
   Accounts receivable, net of allowance for doubtful accounts
     of $122,130 and $125,504 ....................................           6,872,642           7,564,442
   Deferred income taxes .........................................             158,681             158,681
   Prepaid expenses and other current assets .....................              70,229             243,883
                                                                          ------------        ------------
     Total current assets ........................................          52,016,361          11,172,647
Fixed assets, net ................................................           1,684,099           1,560,948
Goodwill, net ....................................................             139,366             167,873
Other assets .....................................................             433,611             413,760
                                                                          ------------        ------------

     Total assets ................................................        $ 54,273,437        $ 13,315,228
                                                                          ============        ============
          Liabilities, Cumulative Redeemable Convertible Preferred
                  Stock and Shareholders' Equity (Deficit)
Current liabilities:
   Accounts payable and accrued expenses .........................        $  3,345,679        $  2,779,954
   Note payable ..................................................             166,657             220,000
   Income taxes payable ..........................................             600,250                --
   Deferred revenues .............................................           1,587,338           1,897,039
                                                                          ------------        ------------
     Total current liabilities ...................................           5,699,924           4,896,993
Deferred income taxes ............................................             103,714             103,714
Note payable .....................................................                --               111,657
                                                                          ------------        ------------

     Total liabilities ...........................................           5,803,638           5,112,364
                                                                          ------------        ------------
Commitments
Series A cumulative redeemable convertible preferred stock, no par value; 750,000 shares authorized, no shares issued or
   outstanding at September 30, 1998; 676,361 shares issued
   and outstanding at December 31, 1997; cumulative accrued
   and undeclared dividends of $1,680,859 at Dec. 31, 1997 .......                --            11,603,996
                                                                          ------------        ------------
Shareholders' equity (deficit):
Preferred stock, no par value; 5,000,000 shares authorized,
   none issued or outstanding at September 30, 1998 or
   December 31, 1997 .............................................                --                  --
Common stock, no par value; authorized 40,000,000 shares,
   9,658,534 and 6,775,092 shares issued at September 30,
   1998 and December 31, 1997, respectively ......................          41,190,246           2,537,806
Deferred stock compensation ......................................            (629,633)           (875,835)
Retained earnings ................................................           7,823,568           4,936,894
Unrealized appreciation on investments ...........................              85,618                --
Treasury stock, no shares and 3,043,625 shares of common
   stock at cost at September 30, 1998 and December 31, 1997,
   respectively ..................................................                --            (9,999,997)
                                                                          ------------        ------------
     Total shareholders' equity (deficit) ........................          48,469,799          (3,401,132)
                                                                          ------------        ------------

     Total liabilities, cumulative redeemable convertible
       preferred stock and shareholders' equity (deficit) ........        $ 54,273,437        $ 13,315,228
                                                                          ============        ============

                The accompanying notes are an integral part of these financial statements.

                                                    -2-

                                  DSET Corporation
                         Consolidated Statements of Income
                                    (unaudited)


                                                  Three Months Ended September 30,
                                                  --------------------------------

                                                          1998           1997
                                                       -----------     -----------
Revenues:
   License revenues ................................   $ 3,706,650     $ 2,654,354
   Service revenues ................................     4,115,359       2,534,572
                                                       -----------     -----------
      Total revenues ...............................     7,822,009       5,188,926
                                                       -----------     -----------

Cost of revenues:
   License revenues ................................       392,599         374,946
   Service revenues ................................     1,220,544       1,116,882
                                                       -----------     -----------
      Total cost of revenues .......................     1,613,143       1,491,828
                                                       -----------     -----------
     Gross profit ..................................     6,208,866       3,697,098
                                                       -----------     -----------

Operating expenses:
   Sales and marketing .............................     2,296,794       1,285,639
   Research and product development ................     1,496,261         754,205
   General and administrative ......................       600,391         706,988
                                                       -----------     -----------
      Total operating expenses .....................     4,393,446       2,746,832
                                                       -----------     -----------

     Operating income ..............................     1,815,420         950,266
Interest income and other income/expenses, net .....       577,902          33,893
                                                       -----------     -----------
Income before income taxes .........................     2,393,322         984,159
Provision for income taxes .........................       849,399         323,909
                                                       -----------     -----------
Net income .........................................     1,543,923         660,250
Less:  accrued preferred stock dividends ...........          --           214,889
                                                       -----------     -----------
Net income applicable to common shares .............   $ 1,543,923     $   445,361
                                                       ===========     ===========

Net income per common share ........................   $      0.16     $      0.12
                                                       ===========     ===========
Weighted average number of common shares ...........     9,556,439       3,611,117
   outstanding .....................................    ==========      ==========

Net income per common share assuming dilution ......   $      0.13     $      0.08
                                                       ===========     ===========
Weighted average number of common shares and
   common equivalent shares outstanding ............    11,451,547       8,358,073
                                                       ===========     ===========

     The accompanying notes are an integral part of these financial statements.

                                        -3-

                                DSET Corporation
                        Consolidated Statements of Income
                                   (unaudited)


                                                      Nine Months Ended September 30,
                                                      -------------------------------

                                                           1998               1997
                                                       -----------        -----------
Revenues:
   License revenues ................................   $ 9,923,234        $ 6,659,852
   Service revenues ................................    10,161,077          6,761,345
                                                       -----------        -----------
      Total revenues ...............................    20,084,311         13,421,197
                                                       -----------        -----------

Cost of revenues:
   License revenues ................................     1,147,305            964,259
   Service revenues ................................     2,854,423          2,632,319
                                                       -----------        -----------
      Total cost of revenues .......................     4,001,728          3,596,578
                                                       -----------        -----------
     Gross profit ..................................    16,082,583          9,824,619
                                                       -----------        -----------

Operating expenses:
   Sales and marketing .............................     6,392,672          3,261,130
   Research and product development ................     4,596,538          2,238,868
   General and administrative ......................     1,777,144          1,944,539
                                                       -----------        -----------
      Total operating expenses .....................    12,766,354          7,444,537
                                                       -----------        -----------

     Operating income ..............................     3,316,229          2,380,082
Interest income and other income/expenses, net .....     1,203,301             76,348
                                                       -----------        -----------
Income before income taxes .........................     4,519,530          2,456,430
Provision for income taxes .........................     1,632,856            809,756
                                                       -----------        -----------
Net income .........................................     2,886,674          1,646,674
Less:  accrued preferred stock dividends ...........          --              644,666
                                                       -----------        -----------
Net income applicable to common shares .............   $ 2,886,674        $ 1,002,008
                                                       ===========        ===========

Net income per common share ........................   $      0.33        $      0.28
                                                       ===========        ===========
Weighted average number of common shares
   outstanding .....................................     8,757,044          3,517,993
                                                       ===========        ===========

Net income per common share assuming dilution ......   $      0.26        $      0.20
                                                       ===========        ===========
Weighted average number of common shares and
   common equivalent shares outstanding ............    10,912,984          8,121,713
                                                       ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                                       -4-

                                        DSET Corporation
                              Consolidated Statements of Cash Flows
                                           (unaudited)


                                                                Nine Months Ended September 30,
                                                                -------------------------------
                                                                       1998             1997
                                                                  ------------     ------------

Cash flows from operating activities:
   Net income .................................................   $  2,886,674     $  1,646,674
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Tax benefit from exercise of stock options ..............        525,285           93,569
      Depreciation ............................................        350,062          289,944
      Amortization ............................................         28,507          112,274
      Gain (loss) on disposal of assets .......................         (1,716)            --
      Deferred stock compensation .............................        246,202             --
      Loss from joint venture .................................         18,892             --
      Changes in assets and liabilities:
        Accounts receivable ...................................        691,800       (2,263,149)
        Other assets ..........................................        (38,401)         (86,079)
        Accounts payable and accrued expenses .................        565,724        1,552,204
        Income taxes payable ..................................        673,565          (36,679)
        Deferred revenues .....................................       (309,702)          (8,222)
                                                                  ------------     ------------
         Net cash provided by operating activities ............      5,636,892        1,300,536
                                                                  ------------     ------------
Cash flows from investing activities:
   Loan repayment by officers and shareholders ................        100,000         (150,000)
   Purchases of marketable securities .........................    (82,323,988)      (1,080,768)
   Redemption of marketable securities ........................     43,151,932          716,267
   Acquisition of fixed assets ................................       (474,556)        (588,456)
       Proceeds from disposition of fixed assets ..............          3,059             --
   Note repayments ............................................       (165,000)         (55,000)
   Investment in joint venture ................................           --           (243,266)
                                                                  ------------     ------------
         Net cash used in investing activities ................    (39,708,553)      (1,401,223)
Cash flows from financing activities:
   Proceeds from the issuance of common stock, net ............     36,082,626             --
   Proceeds from exercise of stock options ....................        440,529          214,542
                                                                  ------------     ------------
         Net cash provided by financing activities.............     36,523,155          214,542
                                                                  ------------     ------------
         Net increase in cash and cash equivalents ............      2,451,494          113,855
Cash and cash equivalents, beginning of period ................      2,081,846          784,086
                                                                  ------------     ------------
Cash and cash equivalents, end of period ......................   $  4,533,340     $    897,941
                                                                  ============     ============
Supplemental disclosure of cash flow information:
   Cash paid during the period for income taxes ...............   $    499,394     $    752,868
   Cash paid during the period for interest ...................         10,378            7,604
Non-cash activities:
   Accrued dividends on Series A preferred stock ..............   $       --       $    644,666
   Conversion of Series A preferred stock to
     common stock .............................................     11,603,996             --
   Note issued for purchase of net assets of
     Marben Products, Inc. ....................................           --            441,657

           The accompanying notes are an integral part of these financial statements.

                                               -5-

                                DSET CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 -- Basis of Presentation:

      The information presented as of September 30, 1998 and 1997, and for the three-month and nine-month periods then ended, is unaudited, but, in the opinion of DSET Corporation's (the "Company") management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of September 30, 1998 and the results of its operations and its cash flows for the three-month and nine-month periods ended September 30, 1998 and 1997. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, which were included as part of the Company's Registration Statement on Form S-1 (Registration No. 333-43827), as declared effective by the Securities and Exchange Commission (the "Commission") on March 12, 1998.

      Results for the interim period are not necessarily indicative of results that may be expected for the entire year. Certain prior period amounts have been reclassified for comparative purposes.


Note 2 -- Summary of Significant Accounting Policies:

      Cash and Cash Equivalents

      The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

      Marketable Securities

      The marketable securities portfolio held by the Company consists primarily of short-term securities of grade A2 or better with maturities of two years or less which are considered to be available for sale securities and are reported at cost. Unrealized appreciation on investments was $85,618 at September 30, 1998 and none for 1997.

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

      Amortization of capitalized software costs is calculated using a straight-line method over the estimated useful life of the respective product (five years). Amortization expense related to capitalized software costs was approximately $-0- and $104,637 for the nine months ended September 30, 1998 and 1997, respectively. Amortization expense for the three months ending September 30, 1998 and 1997 was approximately $-0- and $30,057, respectively.

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

                                                 For the three months ended
                                                     September 30, 1998
                                             -----------------------------------
                                                                       Per Share
                                                Income       Shares     Amount
                                             -----------    ---------  ---------
Basic EPS:
Net income applicable to common shares ....  $ 1,543,923    9,556,439     $0.16

Assuming dilution:
Net income applicable to common shares:
    Warrants ..............................         --        154,634
    Stock options .........................         --      1,740,474
                                             -----------  -----------
                                             $ 1,543,923   11,451,547     $0.13
                                             ===========  ===========


                                                 For the nine months ended
                                                     September 30, 1998
                                             -----------------------------------
                                                                       Per Share
                                                Income       Shares     Amount
                                             -----------    ---------  ---------
Basic EPS:
Net income applicable to common shares ....  $ 2,886,674    8,757,044     $0.33

Assuming dilution:
Net income applicable to common shares:
    Warrants ..............................         --        157,484
    Stock options .........................         --      1,998,456
                                             -----------  -----------
                                             $ 2,886,674   10,912,984     $0.26
                                             ===========  ===========

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

      The Company had one customer which accounted for 18.3% of revenue for the three months ended September 30, 1998 and three significant customers which accounted for in the aggregate 41.9% of total revenues for the three months ended September 30, 1997. For the nine months ended September 30, 1998, the Company had one significant customer which accounted for 16.8% of revenues; and for the nine months ended September 30, 1997, two significant customers accounted for in the aggregate 26.7% of total revenues. The Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. As a result of this customer concentration, the Company's revenues from quarter to quarter and business, financial condition and results of operations may be subject to substantial period-to-period fluctuations.

      The Company derives a significant portion of its revenues from international sales which constituted approximately 9.5% and 30.2% of the Company's total revenues in the quarters ended September 30, 1998 and 1997, respectively. For the nine months ended September 30, 1998 and 1997, foreign sales accounted for 19.4% and 29.8% of revenues, respectively. The Company's international sales currently are United States dollar-denominated. As a result, an increase in the value of the United States dollar relative to foreign currencies could make the Company's products and services less competitive in international markets.

      Statements contained in this Form 10-Q that are not based on historical fact are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. In particular, the Company's statements relating to the Year 2000 compliance of its products and internal systems are forward looking statements intended to qualify for the safe harbor provided by the Exchange Act. Such forward-looking statements involve risks and uncertainties, including, but not limited to: (i) the Company's dependence on the rapidly evolving telecommunications industry, (ii) the Company's dependence on the TMN industry standard, (iii) rapid technological change in the Company's industry, (iv) risks associated with the development and marketing of new products, including carrier-to-carrier applications (e.g., LNP or OSS Gateways) and (v) risks and variables, including engineering costs, associated with the remediation of certain of the Company's products which are not Year 2000 compliant. The success of the Company depends to a large degree upon increased utilization of its application development tools, custom application development services and carrier-to-carrier applications (e.g., LNP or OSS Gateways) by telecommunications carriers and network equipment vendors. As a result of such risks and others expressed from time to time in the Company's filings with the Commission, the Company's actual results may differ materially from the results discussed in or implied by the forward-looking statements contained herein.


Results of Operations

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

      Revenues. Total revenues increased 50.7% to $7.8 million in the third quarter of 1998 from $5.2 million in the third quarter of 1997. License revenues increased 39.6% to $3.7 million in the third quarter of 1998 from $2.7 million in the third quarter of 1997. This increase was primarily attributable to an increased demand for the Company's TMN-based agent tools, recognition of run-time royalties, and to a lesser extent, licenses associated with OSS Gateway products. Service revenues increased 62.4% to $4.1 million in the third quarter of 1998 from $2.5 million in the third quarter of 1997. This increase was primarily attributable to custom application development projects, fees from consulting services and training courses, and new customers purchasing the Company's new GR-303 solution, which includes custom application development work. In the quarters ended September 30, 1998 and 1997, the Company derived approximately 47.4% and 51.2%, respectively, of its total revenues from license revenues and approximately 52.6% and 48.8%, respectively, of its total revenues from service revenues.

      Gross profit. The Company's gross profit increased 67.9% to $6.2 million in the third quarter of 1998 from $3.7 million in the third quarter of 1997. Gross profit percentage increased to 79.4% of total revenues in the third quarter of 1998 from 71.2% in the third quarter of 1997. Gross profit percentage for license revenues increased to 89.4% for the third quarter of 1998 from 85.9% for the comparable 1997 period due to less third party software as a component of sales. Gross profit percentage for service revenue increased to 70.3% in the third quarter of 1998 from 55.9% in the third quarter of 1997. This increase was attributable to higher margins associated with consulting services, training revenues, an increase in the average billing rate, higher utilization of personnel resources and the new GR-303 solutions purchased by network equipment vendors.

      Sales and marketing expenses. Sales and marketing expenses increased 78.6% to $2.3 million in the third quarter of 1998 from $1.3 million in the third quarter of 1997, and increased to 29.3% of total revenues in the third quarter of 1998 from 24.8% of total revenue inthe third quarter of 1997. This increase as a percentage of sales is primarily attributable to increased personnel and related costs resulting from the increase in the Company's sales force and an expanded marketing department as well as higher variable expenses such as commissions related to higher sales.

      Research and product development expenses. Research and product development expenses increased 98.4% to $1.5 million in the third quarter of 1998 from $754,000 in the third quarter of 1997, and increased to 19.1% from 14.5% of total revenues over the respective periods. This increase in research and product development expenses both in absolute dollars and as a percentage of revenues was due primarily to additional personnel expenses attributable to an increase in staffing and an expansion in the number of projects under development.

      General and administrative expenses. General and administrative expenses decreased 15.1% to $600,000 in the third quarter of 1998 from $707,000 in the third quarter of 1997, and decreased to 7.7% from 13.6% of total revenues for the respective periods. The decrease of general and administrative expenses in the third quarter of 1998 as compared to the corresponding period in 1997 is due to the transition of the Company's Chief Technical Officer from administrative functions to technical functions, and significantly lower recruiting costs.

      Interest income and other income/expenses, net. Net interest income and other income/expenses increased to $578,000 for the third quarter of 1998 compared to $34,000 for the third quarter of 1997. This increase was primarily due to higher balances in cash and short-term investments as a result of the Company's initial public offering of its Common Stock in March 1998.

      Income taxes. The Company's effective tax rate was 35.5% and 32.9% for each of the quarters ended September 30, 1998 and 1997, respectively. Such effective tax rates were lower than the statutory tax rates due primarily to research and development tax credits. The increase in 1998 is partially due to the non-deductible nature of deferred stock compensation associated with the issuance of stock options and the effect on tax rate associated with doing business in Chengdu, China.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

      Revenues. Total revenues increased 49.6% to $20.1 million for the nine months ending September 30, 1998 from $13.4 million in the first nine months of 1997. License revenues increased 49.0% to $9.9 million for the nine months ending September 30, 1998 from $6.7 million in the first nine months of 1997. This increase was primarily attributable to an increased demand for the Company's TMN-based agent tools and increased run-time royalties. Service revenues increased 50.3% to $10.2 million for the nine months ending September 30, 1998 from $6.8 million in the first nine months 1997. This increase was primarily attributable to professional services projects and an increase in fees from consulting services and training courses. In the nine months ended September 30, 1998 and 1997, the Company derived approximately 49.4% and 49.6%, respectively, of its total revenues from license revenues and approximately 50.6% and 50.4%, respectively, of its total revenues from service revenues.

      Gross profit. The Company's gross profit increased 63.7% to $16.1 million for the nine months ending September 30, 1998 from $9.8 million in the first nine months of 1997. Gross profit percentage increased to 80.1% of total revenues for the nine months ending September 30, 1998 from 73.2% in the first nine months of 1997. Gross profit percentage for license revenues increased to 88.4% for the first nine months of 1998 from 85.5% for the comparable 1997 period. This increase was attributable to the slightly better margins on the sale of tools due to less third party software as a component of sales. Gross profit percentage for service revenue increased to 71.9% for the nine months ended September 30, 1998 from 61.1% in the first nine months of 1997. This increase was attributable to higher margins and utilization of personnel associated with consulting services, training revenues and maintenance.

      Sales and marketing expenses. Sales and marketing expenses increased 96.0% to $6.4 million for the nine months ending September 30, 1998 from $3.3 million in the first nine months of 1997, and increased to 31.8% of total revenues for the nine months ending September 30, 1998 from 24.3% of total revenue in the first nine months of 1997. This increase was primarily attributable to increased personnel and related costs resulting from the increase in the Company's sales force and an expanded marketing department as well as higher variable costs, such as commissions, associated with higher sales.

      Research and product development expenses. Research and product development expenses increased 105.3% to $4.6 million for the nine months ending September 30, 1998 from $2.2 million in the first nine months of 1997, and increased to 22.9% from 16.7% of total revenues over the respective periods. This increase in research and product development expenses both in absolute dollars and as a percentage of revenues was due primarily to additional personnel expenses attributable to an increase in staffing and an expansion in the number of projects under development.

     General and administrative expenses. General and administrative expenses decreased 8.6% to $1.8 million for the nine months ending September 30, 1998 from $1.9 million in the first nine months of 1997, and decreased to 8.8% from 14.5% of total revenues for the respective periods. The reduction of general and administrative expenses for the nine months ending September 30, 1998 as compared to the corresponding period in 1997 was due to the non-recurring cost of hiring two executives in 1997. Further reduction of these expenses is due to the transition of the Company's Chief Technical Officer from administrative functions to technical functions.

      Interest income and other income/expenses, net. Net interest income and other income/expenses increased to $1,203,000 for the first nine months of 1998 compared to $76,000 for the first nine months of 1997. This increase was primarily due to higher balances in cash and short-term investments as a result of the Company's initial public offering of its Common Stock in March 1998.

     Income taxes. The Company's effective tax rate was 36.1% and 33.0% for each of the nine months ended September 30, 1998 and 1997, respectively. Such effective tax rates were lower than the statutory tax rates due primarily to research and development tax credits. The rate is higher in 1998 due to the non-deductibility of deferred stock compensation associated with the issuance of stock options.

Liquidity and Capital Resources

      Since its inception in 1989, the Company has financed its operations primarily through cash generated by operations and cash raised through its March 1998 initial public offering. At September 30, 1998, the Company's cash, cash equivalents and marketable securities aggregated approximately $44.9 million, of which cash and cash equivalents aggregated approximately $4.5 million. The Company's working capital was $46.3 million at September 30, 1998.

      Accounts receivable decreased to $6.9 million at September 30, 1998 from $7.6 million at December 31, 1997 primarily as a result of increased collection efforts on aged accounts and more aggressively negotiated progress payments on services contracts.

      The Company bills its customers, several of which are based in Korea and Japan, in U.S. dollars at agreed-upon contractual terms. The Company has not experienced any significant negative effects on its liquidity as a result of the volatility and devaluation trends that recently have been experienced in certain Asian markets, although no assurance can be made that the Company will not experience difficulty collecting accounts receivable from such customers in the future. Accounts receivable at September 30, 1998 includes approximately $456,000 from customers in this region.

      The Company's capital expenditures were approximately $475,000 and $588,000 for the nine months ended September 30, 1998 and 1997, respectively. Although the Company anticipates higher levels of equipment and facilities-related expenditures in the foreseeable future, such future expenditures are not anticipated to be significantly higher as a percentage of total revenues as compared to prior periods.

      In August 1997, the Company obtained an unsecured revolving credit facility with a bank pursuant to which the Company may borrow up to a maximum of $3.0 million. Borrowings under this line of credit bear interest at the bank's prime rate less 0.25% on amounts outstanding of less than $1.0 million and at the bank's prime rate for aggregate principal amounts exceeding $1.0 million. No borrowings under this line were outstanding as of September 30, 1998. This credit facility contains, among other provisions, covenants which (i) mandate the amount of working capital the Company must maintain at the end of each calendar quarter and (ii) restrict the Company's ability to pay cash dividends.

      On March 18, 1998, the Company consummated an initial public offering of 3,500,000 shares of its Common Stock at a price to the public of $16.00 per share, of which 2,500,000 shares were issued and sold by the Company and 1,000,000 shares were sold by certain Selling Shareholders. The net proceeds to the Company from the offering were approximately

$36.1 million. On April 7, 1998, certain Selling Shareholders sold an additional 525,000 shares of the Company's Common Stock at a price to the public of $16.00 per share upon the consummationof the exercise of the Underwriters' over-allotment option. The Company did not receive any of the proceeds from the sale of shares by the Selling Shareholders.

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

Year 2000 Compliance

     The Company believes that it has sufficiently assessed its state of readiness with respect to the Year 2000 compliance of its tool suites and internal computer and management information systems. In addition, the Company continually reviews and monitors its products and custom application development deliverables for Year 2000 compliance. The Company generally warrants and has represented to its customers that its products are free from Year 2000 defects.

      In 1997, the Company conducted a Year 2000 compliance review of its products and determined that one component of its tool suites (version ASN.C sold prior to May 1997) was unable to interpret four digits, including the year 2000 and beyond. The Company notified all of its customers of the problem and in June 1997 made the correction available on its website, free of charge. In addition, the Company provided annual maintenance customers with the correction as part of a subsequent upgrade of the product. Failure of customers to properly implement the correction, or problems with the correction, could cause errors in customers' products which may materially impact the functionality of those products. The cost associated with such correction was not considered material.

      In November 1998, the Company determined that certain custom applications developed and delivered to approximately ten customers may not be Year 2000 compliant. All of these customers have been notified of the Year 2000 compliance status. The Company will bear certain of the remediation expenses of such compliance, pursuant to the warranty provisions of the applicable agreements. The Company currently does not consider the costs associated with such remediation to be material. The Company is continuing to analyze the extent to which any of the affected project offerings were integrated by customers into other products which may expose the Company to claims from its customers. Failure of the Company or the affected customers to properly implement the correction, or problems with the correction, could cause errors in customers' products which may materially impact the functionality of those products.

     Additionally, there can be no assurance that the Company's products will not be used by other companies, or its customers, to build applications which might not be Year 2000 compliant, or that the Company's products or applications built with the Company's products will not be integrated by the Company or its customers or interact with non-compliant software or other products which may expose the Company to claims from its customers.

      Based upon its internal review and representations from its vendors, the Company believes that its internal computer and management information systems are Year 2000 compliant, and the Company does not believe that there will be future significant costs related to maintaining such compliance.

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds


Changes in Securities

      The following information relates to all securities of the Company sold by the Company within the past quarter which were not registered under the securities laws at the time of grant, issuance and/or sale:

      1. During the third quarter of 1998, the Company granted stock options pursuant to its 1998 Stock Plan which were not registered under the Securities Act of 1933, as amended (the "Securities Act"). The following table sets forth certain information regarding such grants during the quarter:

                                   Number      Exercise
                                 of shares       Price
                                 ---------     --------

                                   68,750      $ 14.188
                                    1,250      $  8.25
                                    3,750      $ 10.25
                                      750      $  8.50

      2. During the third quarter of 1998, the Company issued shares of Common Stock pursuant to exercises of stock options granted under its 1993 Stock Plan which were not registered under the Securities Act. The following table sets forth certain information regarding such issuances during the quarter:

                                               Weighted
                                                Average
                                  Number       Exercise
                                of shares       Price
                                ---------      ---------

                                 206,484       $  0.80

     The Company did not employ an underwriter in connection with the issuance of the securities described above. The Company believes that the issuance of the foregoing securities was exempt from registration under either (i) Section 4(2) of the Securities Act as transactions not involving any public offering and such securities having been acquired for investment and not with a view to distribution, or (ii) Rule 701 under the Securities Act as transactions made pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation. All recipients had adequate access to information about the Company.


Use of Proceeds from Initial Public Offering

      On March 12, 1998, the Commission declared effective the Company's Registration Statement (Registration Statement No. 333-43827) as filed with the Commission in connection with the Company's initial public offering of Common Stock, which was managed by BT Alex. Brown Incorporated, BancAmerica Robertson Stephens and SoundView Financial Group, Inc. Pursuant to such Registration Statement, the Company registered and sold an aggregate of 2,500,000 shares of its Common Stock, for a gross aggregate offering price of $40.0 million. The Company incurred underwriting discounts and commissions of approximately $2.8 million. In connection with such offering, the Company incurred total expenses of approximately $1.1 million. As of September 30, 1998, all of the $36.1 million in net proceeds received by the Company upon consummation of such offering, pending specific application, were invested in short-term securities of grade A2 or better with maturities of two years or less.

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




                                  DSET Corporation




DATE:   November 13, 1998         By: /s/ William P. McHale, Jr.
                                      --------------------------
                                      William P. McHale, Jr.
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)




DATE:   November 13, 1998         By: /s/ Paul A. Lipari
                                      ------------------
                                      Paul A. Lipari
                                      Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)