Form 10-K
period 1998-12-31
DSET CORP
filed 1999-03-31
CIK 1052196

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998


                         Commission File Number 0-23611

                                DSET CORPORATION
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            New Jersey                                22-3000022
--------------------------------------   ---------------------------------------
   (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
   Incorporation or Organization)


1011 U. S. Highway 22, Bridgewater, New Jersey                       08807
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                           (Zip Code)


                                 (908) 526-7500
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code


Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class             Name of Each Exchange on Which Registered
      -------------------             -----------------------------------------


              None
---------------------------------     ------------------------------------------

---------------------------------     ------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
--------------------------------------------------------------------------------
                                (Title of Class)

--------------------------------------------------------------------------------
                                (Title of Class)

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


                  Yes:     X                  No:
                       --------                  --------


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|


     State the aggregate market value of the voting common stock held by non-affiliates of the registrant: $95,738,005 at March 1, 1999 based on the last sales price on that date.


     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 1, 1999:


                   Class                             Number of Shares
                   -----                             ----------------
         Common Stock, no par value                     10,248,403


     The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS



                  Item                                                     Page
                  ----                                                     ----

PART I         1.  Business...........................................       1

               2.  Properties.........................................      13

               3.  Legal Proceedings..................................      13

               4.  Submission of Matters to a Vote of Security
                       Holders .......................................      13

PART II        5.  Market for the Company's Common Equity
                       and Related Stockholder Matters................      14

               6.  Selected Financial Data............................      16

               7.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations............      18

              7A.  Quantitative and Qualitative Disclosures About
                       Market Risk....................................      26

               8.  Financial Statements and Supplementary Data........      26

               9.  Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure............      26

PART III      10.  Directors and Executive Officers of the Company....      27

              11.  Executive Compensation.............................      27

              12.  Security Ownership of Certain Beneficial Owners
                       and Management.................................      27

              13.  Certain Relationships and Related Transactions.....      27

PART IV       14.  Exhibits, Financial Statement Schedules, and
                         Reports on Form 8-K..........................      28

SIGNATURES............................................................      29

EXHIBIT INDEX.........................................................      31

FINANCIAL DATA AND SCHEDULES..........................................     F-1

                                     PART I


ITEM 1.   BUSINESS.


GENERAL

     DSET designs, develops, markets and supports standards-based application development tools, custom application development services, and Local Number Portability Solutions ("LNP") and operational support systems ("OSS") gateway products for the global telecommunications industry. Network equipment vendors utilize the Company's application development tools to build applications which manage network devices and provision new services such as voice, data and Internet access. The Company also provides application development services for those customers who cannot devote internal resources to quickly build network management, number portability or OSS interconnection solutions. The Company's LNP and OSS interconnection solutions are used by telecommunications carriers to facilitate the flow of information between competing carriers' networks and their respective OSSs. Most of DSET's solutions are based on the
Telecommunications Management Network ("TMN") standard, which defines the functionality, application programming interfaces ("APIs") and communication protocols required to ensure interoperability within and between carrier networks that incorporate devices deployed from multiple vendors. The Company's current customers include Allegiance Telecom, AT&T, BellSouth, Choice One, Fujitsu, Hitachi, Lucent, MCI, Samsung, Tellabs and US Xchange.

     Telecommunications carriers face an increasingly competitive and complex market environment due to continued deregulation and privatization of the global telecommunications industry. Consequently, telecommunications carriers worldwide are investing aggressively in new technologies and equipment to enhance access to their networks and expand systems capacity or bandwidth in order to provide new and enhanced services. As a result, telecommunication equipment vendors are delivering a variety of new technologies and equipment to address the carriers' requirements, including SONET and SDH multiplexers, dense wavelength division multiplexers ("DWDM"), ATM switches, next generation digital loop carrier systems, wireless local loop systems and digital subscriber line products. The proliferation of new technologies, equipment and services, and the pressure to deploy and provide them rapidly, has placed increased demands on the operations, administration and management of carrier networks. In addition, the Telecommunications Act of 1996 mandated access to the incumbent carriers' networks and OSSs in order to enable the flow-through of information and services between new competitive carriers and the incumbents in order to facilitate customer choice of carriers. As a result, carriers increasingly require TMN-compliant applications to facilitate the operation, administration and management of their networks and systems.

     The Company's highly functional and scalable TMN-based solutions (i) enable carriers to remotely manage large and complex telecommunication networks comprised of thousands of network devices in a multi-vendor environment; (ii) facilitate the rapid deployment of new
technologies   and   network   equipment   and   the   rapid   provisioning   of
telecommunications   services; and    (iii)   expedite   the    development   of
carrier-to-carrier applications which enable carriers to quickly and cost-effectively enter new markets.

     DSET's objective is to become a leading provider of applications for the telecommunications industry. Key elements of the Company's strategy include: (i) delivering pre-built electronic bonding gateways that interconnect the OSSs of competitive local exchange carriers ("CLECs") and the regional bell operating companies, also known as the incumbent local exchange carriers ("ILECs"); (ii) delivering pre-built network management applications to network equipment vendors and CLECs; (iii) expanding distribution in Europe and Asia; (iv) pursuing strategic acquisitions of complementary businesses or technologies; and
(v) continuing to invest in research and development projects to enhance existing products and develop new products to support emerging technology standards.

     The Company was incorporated in New Jersey in 1989. The Company's executive offices are located at 1011 US Highway 22, Bridgewater, New Jersey 08807, and its telephone number is (908) 526-7500.

FORWARD-LOOKING STATEMENTS

     Statements contained or incorporated by reference in this Annual Report on Form 10-K that are not based on historical fact are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. In particular, the Company's statements relating to the Year 2000 compliance of its products and internal systems are forward-looking statements intended to qualify for the safe harbor provided by the Exchange Act. Such forward-looking statements involve risks and uncertainties, including, but not limited to: (i) the Company's dependence on the rapidly evolving telecommunications industry, (ii) the Company's dependence on the TMN industry standard, (iii) rapid technological change in the Company's industry,
(iv) risks associated with the development and marketing of new products, including carrier-to-carrier applications, such as LNP or OSS gateways, (v) risks associated with acquisitions of businesses by the Company, including risks relating to unanticipated liabilities or expenses or lower than expected revenues of such acquired businesses, and (vi) risks and variables, including engineering costs, associated with the remediation of certain of the Company's products which are not Year 2000 compliant. The success of the Company depends to a large degree upon increased utilization of its application development tools, custom application development services and carrier-to-carrier applications, such as LNP or OSS gateways, by telecommunications carriers and network equipment vendors, and the buying patterns of CLECs. As a result of such risks and others expressed from time to time in the Company's filings with the Securities and Exchange Commission (the "Commission"), the Company's actual results may differ materially from the results discussed in or implied by the forward-looking statements contained herein.

PRODUCTS AND SERVICES

     The Company designs, develops, markets and supports an integrated suite of object-oriented application development tools and provides custom application development services, both of which facilitate the rapid development of network management applications for the global telecommunications industry. The Company also offers pre-built carrier-to-carrier applications which facilitate the flow of business information between competing carriers. Telecommunications equipment vendors utilize the Company's tools and development services to build a full range of TMN agent, manager and LNP applications. CLECs utilize the Company's pre-built electronic bonding gateways to interconnect their OSSs with the ILEC's OSSs, such as an interface between order management systems.

APPLICATION DEVELOPMENT TOOLS

     DSET's application development tools enable its customers to rapidly create scalable solutions for the management of network devices within wireline or wireless telecommunications networks. The Company offers two suites of TMN-compliant application development tools, the TMN Agent Tool Suite and the TMN Manager++ Tool Suite. Telecommunications equipment vendors utilize the Company's TMN Agent Tool Suite to build agent applications that are embedded in their network devices and subsequently sold to and deployed by carriers. Such network devices include SONET multiplexers, DWDMs, digital loop carrier systems, wireless base station controllers and ATM switches. Carriers utilize the TMN Manager++ Tool Suite to build applications that assist in remotely managing network devices from a specific vendor and facilitate the flow-through of information within the carrier's network management infrastructure.

     TMN Agent Tool Suite

     TMN agent applications built with DSET tools are incorporated in network devices and enable the remote management of the devices and the implementation of new services, such as provisioning of new voice lines, Internet access, video conferencing and advanced voice capabilities. This suite of agent tools includes:

    Visual Agent Builder                  GDMO Agent Toolkit
    Visual Agent Tester                   CMIP Translator
    CMIS/ROSE                             OODB Interfaces
    Distributed Systems Generator         Information Modeling Tools
    ASN.C Compiler                        Cross Development Kits
    GDMO Compiler                         OSI, RFC 1006, GR-303 Protocol Stacks

     TMN Manager++ Tool Suite

     The Company introduced the TMN Manager++ Tool Suite to customers on March 8, 1999. The TMN Manager++ Tool Suite includes the Company's original TMN Manager Tool

Suite, together with enhancements such as an integrated development environment, which increases productivity in the development of applications. TMN manager applications built with DSET tools generally reside on UNIX or Windows NT workstations and interact with the agent applications to facilitate the monitoring of network devices and to direct the flow-through of information to higher level applications, such as fault management, configuration management, performance and security within the network management infrastructure. This new suite of manager tools, based on the NMF++ standard, includes the following products:

    Manager Tester                         OSI, RFC 1006, GR-303 Protocol Stacks
    CMIS++/ROSE                            Manager Tool Kit
    Distributed Systems Generator++        Visual Manager Builder
    ASN.C++ Compiler                       Visual TMN Application Builder
    GDMO++ Compiler

     The OSI Stack and Information Modeling Tools are distributed by the Company pursuant to distribution arrangements with ATOS, S.A. and Erisoft AB, respectively. The Company's tools share a common software architecture enabling a wide range of platform, operating system and communication protocol independence. The development tools operate in UNIX and Windows NT operating systems and are supported on platforms from Sun Microsystems, Hewlett Packard, IBM and Digital Equipment Corporation. The Company also provides cross-platform toolkits so that the agent applications can be ported to run under real time operating systems. The Company's products operate with leading real time operating systems, including pSOS, VxWorks and VRTX, and also support a variety of communication protocols, including OSI, RFC 1006, TCP/IP and GR-303. This cross-platform support enables DSET's customers, when switching platform vendors, to preserve their investment in applications built with DSET's tools.

     The Company licenses its tools on both a suite and individual component basis. Prices for development licenses of the tool suites typically range from approximately $150,000 to $250,000, depending on the number of licensed components and users. The Company's license agreements also typically provide for the payment of run-time royalty fees for applications built with DSET tools when such applications are shipped to carriers by the licensee.

CUSTOM APPLICATION DEVELOPMENT SERVICES

     DSET offers a broad range of value-added application development services to its customers. DSET currently offers system design, information modeling, complete "end-to-end" development, integrated testing and test plan simulations, and design optimization services for rapid solution deployment. The Company has assembled a team of application engineers with expertise in GDMO, ASN.1, CMIP, OSI, TCP/IP and GR-303 (a Bellcore specification for local access) the key technologies underlying TMN, as well as PCS and GSM, to provide application development services to telecommunications equipment vendors and carriers worldwide. DSET engineers utilize DSET's tools, their accumulated TMN expertise and their knowledge of specific hardware environments to develop agent, manager and carrier-to-carrier applications. The Company generally retains the right to rebuild similar applications for other customers.

     The Company's application development services projects are generally individually negotiated and contracted for on a fixed price basis with performance and payment milestones. Prices for such projects vary depending upon the size and scope of the project and estimated time to completion. There can be no assurance that the Company will be able to accurately estimate the resources required for its fixed price projects or complete its contractual obligations in a timely manner consistent with the project plans upon which such fixed price projects are based.

CARRIER-TO-CARRIER APPLICATIONS

     As a result of the Telecommunications Act of 1996, the FCC has required local exchange carriers to support the implementation of LNP which enables customers to move from their current telephone carrier to another, without a change in telephone number. LNP applications require a significant amount of information to be exchanged electronically between carriers and the seven FCC-approved Number Portability Administration Centers ("NPACs") managed by an independent third party company.

     During 1998, DSET introduced new applications which address LNP. DSET has built a local service management system ("LSMS") application, which provides the required TMN interface between the telephone companies and the NPACs. A LSMS is the "local database manager" for all numbers ported through NPACs. A carrier's LSMS receives information from the NPAC about subscribers who are porting telephone numbers from one carrier to another and then downloads information about the ported numbers to the relevant network devices. The Company also markets a product called the NPAC Simulator which helps carriers and equipment vendors simulate the performance of the NPAC which shortens the interoperability testing time necessary for certifying the TMN interface.

     The Telecommunications Act of 1996 also stipulated that ILEC's unbundle or decouple portions of their networks and make them available to the CLECs. Of the thousands of CLECs today, approximately 100 to 200 are purchasing central office switches. These facility-based CLECs then order from the ILEC the "local loop," also called the last mile, which connects the customer (business or consumer) to the ILEC's central office switch. The ILEC must unbundle this local loop. The CLEC requests to order an unbundled local loop have been predominantly handled by fax transmissions which result in frequent communication inefficiencies. Facsimile and overnight delivery services simply cannot accommodate the required information flow between the competing carriers. An alternative is to utilize a software application known as an electronic bonding gateway. These gateways process orders electronically between two companies, in this case, between competing telecommunications service providers.

     The Company began shipping two electronic bonding gateways, the Local Service Order Administration ("LSOA") gateway and the Local Service Request ("LSR") gateway, in the third and fourth quarters of 1998, respectively. The LSR gateway enables the CLEC to send an order from its order management system to the ILEC's order management system to request that the local loop be plugged into the CLEC's new central office switch. Once the CLEC gets confirmation that it can get the local loop from the ILEC, it must notify the NPAC. The LSOA gateway sends a message to the NPAC, alerting it to the fact that a customer has switched from an ILEC to a CLEC. The message will in turn trigger messages to be sent from the NPAC to each carrier's LSMS, which will ensure that the new CLEC customer can keep their local telephone number. The Company believes these two gateways are critical to reducing the time necessary for a CLEC to turn on service for a new customer; the target is to reduce what now takes four to six weeks to only one week.

     The Company has announced four additional gateways for delivery in the second quarter of 1999. The Access Service Request gateway (ASR) facilitates ordering dedicated trunks from the ILEC, the Line Information Database (LIDB) provides for calling card validation, the Calling Name Management (CNAM) provides customer name verification for "caller ID" services and the E911 gateway addresses emergency services. All of these gateways assist CLECs in ordering network capabilities from the ILEC, or updating the service bureaus that support services such as caller ID or emergency services.

     Individual gateways are licensed to carriers for fees ranging from $75,000 to $500,000, depending upon gateway type and complexity. All six gateways are marketed under the name "ILEC in a Box" and CLECs can order between two and six gateways. The price for this suite of gateways ranges from $150,000 to $1,100,000. Maintenance, consulting services and custom integration to OSSs are also available as optional services. ILEC interoperability interfaces built in accordance with Joint Implementation Agreements between ILECs and CLECs are available on a licensed or custom-built basis.

     In an effort to continue to deliver new solutions to CLECs, in January 1999, the Company acquired certain assets of Network Programs, LLC ("NPL"), a company specializing in software aimed at automatically comparing the services offered by the ILEC to a catalog of services the CLEC has the ability to provide. The results of the comparison are processed and subsequently produce a "sales proposal" enabling the CLEC sales team to more efficiently compete with other CLECs and ILECs. There can be no assurance that the Company will successfully market these new applications to CLECs or that such new applications will achieve market acceptance.

CUSTOMER SUPPORT SERVICES

     The Company believes that its ability to provide a high level of customer support is critical to achieving long term customer satisfaction. Accordingly, the Company has increased its customer support staff and expanded its services offerings.

     Maintenance. The Company's maintenance services include problem identification and notification, work-around solutions, temporary software patches and bug fixes. Depending upon the complexity of the problem, the Company provides technical support solutions via electronic mail, website access, telephone or on-site support. Such services are offered to all licensees of the Company's application development tools under maintenance contracts, for which the Company typically charges 18% annually of the list price of the products licensed by the customer. The Company utilizes a number of procedures to ensure prompt service, including tracking all technical support issues in a computerized system to ensure same-day acknowledgment of the customer report. Domestically, technical support is provided directly by the Company's technical support engineers. Internationally, local distributors, supported by the Company's regional offices, provide first line technical support services. The Company's products generally are covered by a 90-day warranty which covers defects in the media provided to the customer, as well as a warranty for Year 2000 compliance. In certain circumstances, the Company has provided a warranty that its products, as delivered, will meet customer specifications.

     Software Upgrades. In most cases, the Company provides its annual maintenance customers with the option to receive product upgrades, including new releases and product patches, for no additional fee. Software patches may be downloaded by customers from the Company's website. Software upgrades may be purchased for an additional fee by customers which have not contracted for annual maintenance services.

     Consulting Services. The Company provides a variety of consulting services to its customers. Such consulting services include architectural reviews, debugging customer applications, performance tuning, product porting and other related services. The provision of consulting services often leads to sales of application development tools.

     Training. DSET provides a variety of training courses which educate software developers on the use of its tools or end-users on the use of its gateways. The courses are offered on a fee basis at the Company's headquarters and at customer sites. The courses range from basic tool training to highly advanced telecommunications standards and software topics. In addition, the Company offers customized training to meet specific customer requests.

TECHNOLOGY

     From its founding in 1989, the Company has focused on the creation of applications that could be distributed among many processors in order to solve highly complex problems in the network management arena. Additionally, the Company has developed extensive knowledge of requirements for multi-protocol and multi-vendor communications as well as real time operating systems. In the early 1990's, the Company made a strategic decision to focus on creating suites of tools that facilitate the development of solutions based upon the TMN standard. Through these efforts, the Company's engineers broadened their expertise in GDMO, CMIP, ASN.1 and OSI, the key technologies underlying TMN, as well as a variety of other emerging technologies.

     The Company has leveraged its experience in distributed technologies to add value to the TMN-based toolkits and to differentiate its application development tools from those of its competitors. The Company's distributed technologies allow for concurrency, or multi-threading, and scalability for the processing of significant amounts of management information. The Company believes that the multi-threading and scalability capabilities of its application development tools are competitive advantages. Many competitive alternatives utilize sequential processing which cannot take full advantage of the multi-processing capabilities of high performance computing platforms.

     The Company's innovative software technologies include sub-agent capabilities, which, in conjunction with the Company's virtual management information tree capability, enable the management of millions of objects. In addition, DSET's products can support simultaneous synchronous/asynchronous and connection-oriented/connection-less inter-process communications. This capability, in addition to ensuring the high performance of applications, also facilitates integration with third-party products. DSET has also simplified the process of using these complex technologies by developing high level APIs and GUIs.

CUSTOMERS

     The Company's customers are primarily telecommunications network equipment vendors and carriers. The following is a partial list of customers who purchased products or services during 1998.


    Accelerated Networks                       Lucent
    Alcatel                                    MaxComm Technologies
    Allegiance Telecom                         MCI
    Ameritech                                  Net2000
    AT&T                                       Nortel Networks
    BellSouth                                  Ovation
    Carrier Access Corp.                       Samsung
    Choice One                                 Siemens Canada Ltd.
    Fujitsu                                    Southwestern Bell Telephone Co.
    Hitachi                                    Tellabs
    Italtel                                    Tollbridge Technologies
    Lockheed Martin IMS                        US Xchange


     The Company had one significant customer in each of the three years ended December 31, 1998. Sales to Hitachi accounted for approximately 18% of total revenues in the year ended December 31, 1996. Sales to Samsung accounted for approximately 12% of total revenues in the year ended December 31, 1997. Sales to DSC Communications (now known as Alcatel) accounted for approximately 17% of total revenues in the year ended December 31, 1998. The Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. Other than customer agreements which provide for minimum royalties for run-time licenses and maintenance, none of the Company's customers has entered into an agreement requiring minimum purchases from the Company. The Company's software development services agreements with its customers generally can be terminated by either party with limited or no advance notice, and without significant penalty. Many of the Company's customers may also be competitors of the Company.

SALES AND MARKETING

     The Company markets its products and services through its direct sales organization in North America and Asia and international distributors in South America, Europe, Israel and Asia. As of December 31, 1998, the Company's direct field sales force consisted of 14 sales people supported by 10 consulting engineers based in its New Jersey, California and Texas offices.

     The Company also markets its products and services through direct sales and non-exclusive distributors in China, Taiwan, South Korea and Japan. Sales, marketing and technical support is provided to the international distributors by DSET personnel in the United States. The Company utilizes TMN Tools, S.A. ("TMN Tools"), its joint venture created in May 1997 with ATOS, S.A., to distribute DSET's products and services in Europe and Israel. TMN Tools has exclusive rights to sell the Company's products in such territories pursuant to a two-year contract ending on May 21, 1999.

     In general, the non-exclusive distributor agreements require distributors to use their best efforts to promote and solicit orders for the Company's products and allow distributors to use the Company's trademarks and trade names in advertising and promoting Company products. Typically, distributors receive a commission of 30% of the sale price of the Company's products and 30% of any maintenance and training sales. Commissions are payable only after the Company's receipt of the total revenues for such sale. Customers purchasing products through non-exclusive distributors are required to enter into license agreements with the Company.

     The Company has a lengthy sales cycle for application development tools and custom application development services and believes that the period of time between initial customer contact and execution of a license agreement or development services contract typically ranges from four to nine months. Telecommunications carriers and network equipment vendors typically conduct extensive and lengthy product evaluations before purchasing software or application development services. The sales cycle for CLECs is approximately three to four months.

     The Company has implemented marketing initiatives to support the sales and distribution of its products and services. The objective of these efforts is to inform customers of the capabilities and benefits of the Company's products and services. Marketing programs include on-site customer seminars, participation in industry trade shows and forums, distribution of marketing materials and dissemination of information concerning products and services through the Company's website.

RESEARCH AND PRODUCT DEVELOPMENT

     The Company believes that its future success depends on its ability to develop and introduce applications that embrace new technologies and evolving industry standards to meet the rapidly changing demands of customers and the marketplace. The Company's research and product development objectives focus on compatibility with new technologies and enhancement of products and services in response to customer needs and industry and market trends. While the Company expects that new applications will continue to be developed internally, the Company may, based on timing and cost considerations, acquire or license technologies, products or applications from third parties.

     The Company is building several new products and allocates its research and product development resources in response both to market research and customer demands for additional features and products. The Company's product development strategy involves rolling out initial versions of its products and adding features over time. The Company regularly incorporates product feedback received from customers into its product development process. The Company's research and product development efforts are principally focused on (i) the enhancement of existing products to support new features; (ii) the development of new electronic bonding gateways and related applications; and (iii) new development platforms/frameworks that will support emerging technology standards. The Company recently began shipping several new products that support C++ APIs endorsed by the Telemanagement Forum and is utilizing other technologies, such as CORBA and Java.

     The Company employs highly qualified engineers and utilizes its in-house development capabilities to efficiently manage design processes and to shorten product introduction lead times. The Company seeks to maximize the use of existing technology to minimize time to market of its products and applications. Most of the Company's research and development personnel hold engineering and other advanced technical degrees. The Company's research and development team consisted of 82 engineers and engineering services personnel as of December 31, 1998. The Company's research and development expenditures were approximately $1.3 million, $3.3 million and $6.2 million in 1996, 1997 and 1998, respectively.

COMPETITION

     Competition in DSET's markets is intense and involves rapidly changing technologies, evolving industry standards, frequent new product introductions and rapid changes in customer requirements. To maintain and improve its competitive position, DSET must continue to develop and introduce, on a timely and cost-effective basis, new products, features and services that keep pace with the evolving needs of its customers. The principal competitive factors affecting the market for the Company's software tools are product reputation, quality, performance, price, customer support and product features such as adaptability, scalability, ability to integrate with other products, functionality and ease of use. The Company believes that the principal competitive factors in the market for application development services include compliance with industry standards, quality of service and deliverables, speed of development and implementation, price, project management capability and technical and business expertise. The Company believes that the principal competitive factors in the market for electronic bonding gateways include many of the same factors as the market for application development services together with the ability of such applications to support additional technologies to facilitate the flow-through of information between carriers' networks and systems. While there can be no assurance that the Company will be able to compete effectively based upon such competitive factors, DSET believes that its capabilities in the products it has built differentiates its products and services in the marketplace.

     The Company competes in the application development tools market with other software tool providers. The Company's competitors in the markets for application development services and electronic bonding gateways include the in-house development staffs of telecommunications carriers, network equipment vendors and systems integrators. In addition, there are new companies building electronic bonding gateways which include other software vendors and companies providing order management systems. Many of its competitors have longer operating histories, greater name recognition, larger or captive customer bases and significantly greater financial, technical, sales, customer support, marketing and other resources. Furthermore, TMN, as an open systems architecture, can lead to increased competition as third parties develop competitive products and services. Competitors may be able to respond more quickly to emerging technologies and changes in customer requirements.

INTELLECTUAL PROPERTY

     The Company's success and its ability to compete effectively is dependent, in part, upon its proprietary rights. The Company relies primarily on a combination of copyright, trademark, patent and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect its proprietary rights. Furthermore, the Company generally enters into non-competition, non-disclosure and invention assignment agreements with its employees and consultants, and into non-disclosure agreements with its customers and distributors. There can be no assurance that such measures will be adequate to protect the Company's proprietary rights.

     Additionally, the Company may be subject to further risks as it enters into transactions in countries where intellectual property laws are not well developed or are difficult to enforce. Legal protections of the Company's proprietary rights may be ineffective in such countries. Litigation may be necessary to defend and enforce the Company's proprietary rights, which could result in substantial costs and diversion of management resources and could have a material adverse effect on the Company's business, financial condition and results of operations, regardless of the final outcome of such litigation. Despite the Company's efforts to safeguard and maintain its proprietary rights both in the United States and abroad, there can be no assurance that the Company will be successful in doing so or that the steps taken by the Company in this regard will be adequate to deter misappropriation or independent third-party development of the Company's technology or to prevent an unauthorized third party from copying or otherwise obtaining and using the Company's products or technology. Any of such events could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company or its employees may become subject to claims of infringement or misappropriation of the intellectual property rights of others. In its licenses and software development and distribution agreements, the Company agrees to indemnify its customers and distributors for any expenses and liabilities resulting from claimed infringements of patents, trademarks, copyrights or other proprietary rights of third parties. The Company attempts to limit its liability to the value of the agreement, however, the amount of the Company's indemnity obligations may be greater than the revenues the Company may have received under such agreements. There can be no assurance that third parties will not assert infringement or misappropriation claims against the Company, its customers or distributors in the future with respect to its employees or current or future products or services. Any claims or litigation, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing arrangements. Such royalty or licensing arrangements, if required, may not be available on terms acceptable to the Company, if at all, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     A portion of the Company's revenues is generated from run-time royalty fees which generally become due upon the deployment by equipment vendors to telecommunications carriers of network devices which have embedded applications built with the Company's software. Such customers are contractually required to periodically report their sales to the Company. The Company's sales contracts typically provide for the Company's right to audit reported sales. There can be no assurance, however, that such customers will accurately report such sales or that the Company will be able to effectively monitor and enforce its contractual rights with respect to such fees.

EMPLOYEES

     As of December 31, 1998, the Company had a total of 170 employees. Of the total, 82 were in engineering and product development, 18 were in professional services, 31 were in sales and sales support, 20 were in administration, finance and operations, 8 were in customer service, and 11 were in marketing. The Company's future performance depends in significant part upon the continued service of its management, key product and application engineers, and sales and technical sales support personnel. Competition for such personnel is intense and there can be no assurance that the Company will be successful in attracting or retaining such personnel in the future. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

     In connection with the acquisition of certain assets of NPL on January 25, 1999, the Company hired approximately 22 systems engineers formerly employed by NPL.

ITEM 2.   PROPERTIES.

     The Company's executive offices, research and product development, and primary production operations are located in Bridgewater, New Jersey, where the Company occupies approximately 19,755 square feet pursuant to a lease expiring in 1999. The annual rent and maintenance for the facility is approximately $328,000. In addition, the Company has entered into a short-term lease in Branchburg, New Jersey for 10,000 square feet of additional office space which lease expires on June 1, 1999. The rent for such facility is $15,000 per month. Effective May 29, 1999, the Company will commence a ten-year lease of new corporate offices in Bridgewater, New Jersey, which includes executive and administrative, research and development, and operations offices, for approximately 45,679 square feet with an annual rent of approximately $770,000 per year for the first three years. Thereafter certain rent escalation clauses become effective. In addition, the Company leases 5,465 square feet of office space for a professional services office in Richardson, Texas. The Company also leases facilities in Campbell, California and Fremont, California, occupying 2,797 square feet and 3,275 square feet, respectively. In February 1999, the Company moved employees to its Campbell office and closed its Fremont, California office. Pursuant to the lease agreement for such location, the Company remains obligated until December 2002 at an approximate annual rent of $72,500. Management is actively pursuing sublease alternatives for this location. The Company's subsidiary, Chengdu DSET Science and Technology Co., Ltd., leases approximately 2,100 square feet of office space in Chengdu, China. See Note 11 of Notes to Financial Statements for information regarding the Company's obligations under such leases. The Company believes that suitable additional or alternative space will be available as needed on commercially reasonably terms.


ITEM 3.   LEGAL PROCEEDINGS.

     The Company is not a party to any material legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                     PART II


ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     Prior to March 1998, there was no established market for shares of the Company's Common Stock. Since March 13, 1998, the Common Stock has traded on the Nasdaq National Market ("NNM") under the symbol "DSET." The initial public offering price per share in the Company's initial public offering was $16.00 per share.

     The following table sets forth the high and low sales price information for the Common Stock for each of the quarters in the period beginning March 13, 1998 as reported on the NNM. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         Quarter Ended                      High            Low
     ---------------------------------------------------------------

     March 31, 1998..............         $22.00          $17.00
     June 30, 1998...............         $21.875         $13.375
     September 30, 1998..........         $19.875         $ 7.187
     December 31, 1998...........         $15.75          $ 6.187

     As of March 1, 1999, the approximate number of holders of record of the Common Stock was 100 and the approximate number of beneficial holders of the Common Stock was 2,129.

     The Company has never declared or paid any cash dividends on its capital stock. The Company intends to retain any earnings to fund future growth and the operation of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

Changes in Securities

     The following information relates to all securities of the Company sold by the Company within the past quarter which were not registered under the securities laws at the time of grant, issuance and/or sale:

     OPTION GRANTS

     1. During the fourth quarter of 1998, the Company granted stock options pursuant to its 1998 Stock Plan which were not registered under the Securities Act of 1933, as amended (the "Securities Act"). All of such option grants were granted at the then current fair market value of the Common Stock. The following table sets forth certain information regarding such grants during the quarter:

                                             WEIGHTED
                                             AVERAGE
                         NUMBER              EXERCISE
                        OF SHARES             PRICE
                        ---------             -----

                         323,000            $  8.68

     COMMON STOCK ISSUANCES

     2. During the fourth quarter of 1998, the Company issued shares of Common Stock pursuant to exercises of stock options granted under its 1993 Stock Option Plan which were not registered under the Securities Act. The following table sets forth certain information regarding such issuances during the quarter:

                                             WEIGHTED
                                             AVERAGE
                         NUMBER              EXERCISE
                        OF SHARES             PRICE
                        ---------             -----
                         159,025            $  2.04


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

     Use of Proceeds from Initial Public Offering

     On March 12, 1998, the Commission declared effective the Company's Registration Statement (Registration Statement No. 333-43827) as filed with the Commission in connection with the Company's initial public offering of Common Stock, which was managed by BT Alex. Brown Incorporated, BancAmerica Robertson Stephens and SoundView Financial Group, Inc. Pursuant to such Registration Statement, the Company registered and sold an aggregate of 2,500,000 shares of its Common Stock, for a gross aggregate offering price of $40.0 million. The Company incurred underwriting discounts and commissions of approximately $2.8 million. In connection with such offering, the Company incurred total expenses of approximately $1.1 million. As of December 31, 1998, all of the $36.1 million in net proceeds received by the Company upon consummation of such offering, pending specific application, were invested in short-term securities of grade A2 or better with maturities of two years or less.

     On January 25, 1999, DSET Acquisition Corp., a wholly-owned subsidiary of the Company, consummated the acquisition of certain assets of Network Programs LLC, a Delaware limited liability company ("NPL"). The purchase price consisted of $2,500,000 payable in cash to NPL. NPL provided specialized software to CLECs.


ITEM 6.   SELECTED FINANCIAL DATA.

     The selected financial data set forth below with respect to the Company's statement of income data for each of the years in the three-year period ended December 31, 1998, and with respect to the balance sheet data at December 31, 1997 and 1998 are derived from and are qualified by reference to the audited financial statements and the related notes thereto of the Company found at "Item
14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K." The statement of income data for the years ended December 31, 1994 and December 31, 1995 and the balance sheet data as of December 31, 1994, 1995 and 1996 are derived from audited financial statements not included in this Annual Report on Form 10-K. The selected financial data set forth below should be read in conjunction with and is qualified in its entirety by, the Company's audited financial statements and related notes thereto found at "Item 14. Exhibits,
Financial Statement Schedules, and Reports on Form 8-K" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" which are included elsewhere in this Annual Report on Form 10-K.

                                                                        YEAR ENDED DECEMBER 31,
                                                           -----------------------------------------------
                                                           1994       1995      1996       1997       1998
                                                           ----       ----      ----       ----       ----
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
  Revenues:
    License revenues...................................   $2,838     $5,734    $7,005    $10,850    $16,338
    Service revenues...................................    1,172      2,179     6,111      8,515     12,952
                                                          ------     ------    ------    -------    -------
     Total revenues....................................    4,010      7,913    13,116     19,365     29,290
                                                          ------     ------    ------    -------    -------
   Cost of revenues:
    License revenues...................................       17         74       133      1,274      1,775
    Service revenues...................................      301        436     2,149      3,405      3,692
                                                          ------     ------    ------    -------    -------
     Total cost of revenues............................      318        510     2,282      4,679      5,467
                                                          ------     ------    ------    -------    -------
  Gross profit.........................................    3,692      7,403    10,834     14,686     23,823
                                                          ------     ------    ------    -------    -------
  Operating expenses:
    Sales and marketing................................    1,444      2,588     4,255      4,986      9,193
    Research and product development...................      517        865     1,328      3,299      6,237
    General and administrative.........................      860      1,297     2,381      2,881      2,708
                                                          ------     ------    ------    -------    -------
     Total operating expenses..........................    2,821      4,750     7,964     11,166     18,138
                                                          ------     ------    ------    -------    -------
  Operating income.....................................      871      2,653     2,870      3,520      5,685
                                                          ------     ------    ------    -------    -------
Net income.............................................   $  572     $1,705    $2,013     $2,469    $ 4,794
                                                          ======     ======    =======    ======     ======

Net income per common share............................   $ 0.10     $ 0.28    $ 0.37    $  0.45    $  0.53
Weighted average number of common shares outstanding...    5,760      6,003     3,309      3,567      9,012
Net income per common share assuming dilution..........   $ 0.10     $ 0.26    $ 0.27    $  0.30    $  0.43
Weighted average number of common shares and common
 equivalent shares outstanding.........................    5,807      6,490     7,393      8,346     11,043

Pro forma:(1)
  Net income per common share..........................                                  $  0.37
  Weighted average number of common shares outstanding.                                    6,610
  Net income per common share assuming dilution........                                  $  0.30
  Weighted average number of common shares and common
   equivalent shares outstanding.......................                                    8,346


                                                                            DECEMBER 31,
                                                           -----------------------------------------------
                                                           1994       1995      1996       1997       1998
                                                           ----       ----      ----       ----       ----
                                                                          (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash, cash equivalents and marketable securities.....   $  312     $7,004    $1,778    $ 3,206    $45,023
  Working capital......................................    1,113      2,541     4,284      6,276     49,037
  Total assets.........................................    2,651     10,424     7,445     13,315     56,854
  Series A preferred stock.............................       --      9,943    10,744     11,604         --
  Retained earnings....................................      918      2,117     3,328      4,937      9,731
  Total shareholders' equity (deficit).................    1,641     (6,669)   (5,410)    (3,401)    51,189

(1) Gives  effect to the  automatic  conversion  of all issued  and  outstanding shares of Series A Preferred
    Stock into 3,043,625 shares of Common Stock upon the consummation of the Company's initial public offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW

GENERAL

     DSET designs, develops, markets and supports standards-based application development tools, custom application development services, and LNP and OSS gateway products for the global telecommunications industry. From its founding in 1989, the Company has focused on the creation of applications that could be distributed among many processors in order to solve highly complex problems in the network management arena. Additionally, the Company developed extensive knowledge of requirements for multiple protocols and multi-vendor communications as well as real time operating systems. In the early 1990's, the Company made a strategic decision to focus on creating suites of tools that facilitate the development of TMN solutions. Substantially all of the Company's revenues to date has been derived from application development tools and services based on TMN standards. The Company's recently developed pre-built carrier-to-carrier applications facilitate the flow of business information between competing carriers and their respective OSSs. The Company's success will depend on continued growth in the market for advanced telecommunications products and services. In the years ended December 31, 1997 and 1998, the Company derived approximately 56.0% and 55.8%, respectively, of its total revenues from license revenues and approximately 44.0% and 44.2%, respectively, of its total revenues from service revenues.

     DSET's  license  revenues  are  derived  from the  sale of its  application development tools to customers under contracts which generally provide for license fees and run-time royalty fees. The Company licenses its tools on both a suite and individual component basis. Prices for development licenses of the Company's tool suites typically range from approximately $150,000 to $250,000, depending on the number of licensed components and development users. The
Company's license agreements also typically provide for the payment of maintenance (recorded as service revenues) and run-time royalty fees at the time of deployment by equipment vendors to telecommunications carriers of network devices which have embedded applications built with the Company's software. A run-time license permits an equipment vendor to incorporate applications developed with the Company's software tools in such vendor's telecommunications network devices. License revenues from development licenses are recognized at the time the product is shipped to the customer. Run-time royalty fees are recognized as the Company is notified of such deployment. Notification is typically received from customers pursuant to quarterly reports or via purchase orders for individual licenses. In addition, license revenues are derived from the sale of electronic bonding gateways to carriers under contracts which provide for license fees. Prices for licenses of the electronic bonding gateways range from $150,000 to $1,100,000 depending on the number of licensed components.

     The Company's service revenues are comprised of fees derived from application development services, maintenance fees, and other revenues generated from customer support services. The Company's application development services are generally individually negotiated and contracted for on a fixed price basis. Prices for such projects vary depending upon the size and scope of the project and estimated time to completion. Revenues from application development services are generally recognized on a percentage of completion basis calculated as direct labor costs are incurred in relation to estimated total costs at completion for each project. The cumulative impact of revisions in percentage of completion estimates is reflected in the period in which the revisions are made. Maintenance services, for which the Company typically charges 18% annually of the list price of the products licensed by the customer, may be purchased at the customer's option. Maintenance fees are recognized as service revenue over the term of the maintenance period, which is typically a 12-month term.

     The Company had one significant customer in each of the three years ended December 31, 1998. Sales to Hitachi accounted for approximately 18% of total revenues in the year ended December 31, 1996. Sales to Samsung accounted for approximately 12% of total revenues in the year ended December 31, 1997. Sales to DSC Communications (now known as Alcatel) accounted for approximately 17% of total revenues in the year ended December 31, 1998. The Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. As a result of this customer concentration, the Company's revenues from quarter to quarter and business, financial condition and results of operations may be subject to substantial period-to-period fluctuations.

     The Company's costs of license revenues consist primarily of royalties paid to third party software companies. The Company generally is not contractually obligated to make minimum royalty payments. Costs of service revenues include primarily payroll, related benefit costs, personnel and other operating expenses. Sales and marketing expenses consist of salaries, commissions and bonuses paid to sales and marketing personnel, as well as travel and promotional expenses. Research and product development expenses encompass primarily software engineering personnel costs, costs of third-party equipment and software utilized for development purposes. Research and product development expenses are generally charged to operations as such costs are incurred. The Company's research and development projects are evaluated for technological feasibility in order to determine whether they meet capitalization requirements. The Company has not capitalized any research and development expense in the last three years. General and administrative expenses are comprised of personnel costs and occupancy costs for administrative, executive and finance personnel. During the year ended December 31, 1997, deferred stock compensation of $875,835 was recorded for options granted during the year. This amount will be amortized to compensation expense over the vesting period of the options (two to four years). At December 31, 1998, the remaining unamortized deferred stock compensation balance was $494,306. See Note 7 of Notes to Financial Statements.

     The Company markets and sells its products and services through a direct sales force in North America and Asia and directly and indirectly though distributors in South America, Europe, Israel and Asia. Typically, distributors receive a commission of 30% of the sale price of the Company's products and 30% of any maintenance and training sales. Commissions are payable only after the Company's receipt of the total revenues for such sale. In May 1997, the

Company entered into a joint venture with ATOS, S.A. to form TMN Tools which currently serves as the Company's exclusive sales and marketing arm in Europe and Israel. The Company owns 49% of the outstanding equity securities of TMN Tools.

     The Company derives a portion of its revenues from international sales which constituted approximately 15%, 27% and 38% of the Company's total revenues in 1998, 1997 and 1996, respectively. The Company's international sales currently are United States dollar-denominated. As a result, an increase in the value of the United States dollar relative to foreign currencies could make the Company's products and services less competitive in international markets.

     On January 25, 1999, DSET Acquisition Corp., a wholly-owned subsidiary of the Company, consummated the acquisition of certain assets of Network Programs LLC, a Delaware limited liability company ("NPL"). The purchase price consisted of $2,500,000 payable in cash to NPL. NPL provided specialized software to CLECs. Management expects the NPL Acquisition to be accretive to earnings for the fiscal year ending December 31, 1999.


RESULTS OF OPERATIONS

     Years Ended December 31, 1998 and December 31, 1997

     Revenues. Total revenues increased 51.3% to $29.3 million in 1998 from $19.4 million in 1997. License revenues increased by 50.6% to $16.3 million in 1998 from $10.9 million in 1997. This increase was primarily attributable to an increase in market acceptance of the Company's TMN-based agent tools, recognition of run-time royalties, and licenses associated with OSS gateway products. Service revenues increased 52.1% to $13.0 million in 1998 from $8.5 million in 1997. This increase was attributable primarily to custom application development projects, fees from consulting services and training courses and new customers purchasing the Company's GR-303 solutions, which include custom application development work.

     Gross profit. The Company's gross profit increased 62.2% to $23.8 million in 1998 from $14.7 million in 1997. Gross profit percentage increased to 81.3% of total revenues in 1998 from 75.8% in 1997. Gross profit percentage for license revenues increased to 89.1% in 1998 from 88.3% in 1997 due to less third party software as a component of sales. Gross profit percentage for service revenues increased to 71.5% in 1998 from 60.0% in 1997. This increase was attributable to higher margins associated with consulting services, training revenues, an increase in the average billing rate and new GR-303 solutions purchased by network equipment vendors.

     Sales and marketing expenses. Sales and marketing expenses increased 84.4% to $9.2 million in 1998 from $5.0 million in 1997 and increased to 31.4% from 25.7% of total revenues. The increase in sales and marketing expenses in absolute dollars and as a percentage of total revenues was primarily attributable to increased personnel and related costs resulting from the increase in the Company's sales force and an expanded marketing department as well as higher variable expenses such as travel and living costs and commissions related to higher sales.

     Research and product development expenses. Research and product development expenses increased 89.1% to $6.2 million in 1998 from $3.3 million in 1997, and increased from 17.0% to 21.3% of total revenues. The increase in research and product development expenses both in absolute dollars and as a percentage of total revenues was due primarily to an increase in staffing and an expansion in the number of new products under development.

     General and administrative expenses. General and administrative expenses decreased 6.0% to $2.7 million in 1998 from $2.9 million in 1997, and decreased from 14.9% to 9.2% of total revenues. The decrease in general and administrative expenses in absolute dollars and as a percentage of total revenues was due primarily to the transition of the Company's Chief Technical Officer from administrative functions to technical research and development functions, and significantly lower recruiting costs.

     Interest income and other income/expenses, net. Net interest income and other income/expenses increased to $1.7 million in 1998 compared to $126,000 for 1997. This increase was primarily due to significantly higher balances in cash and short-term investments as a result of the Company's initial public offering of its Common Stock in March 1998.

     Income taxes. The Company's effective tax rate was 34.8% and 32.3% for each of 1998 and 1997, respectively. The effective rate was higher than the statutory tax rates in 1998 due to the non-deductibility of deferred stock compensation associated with the issuance of stock options, offset by the utilization of research and development tax credits. In 1997, the effective tax rate was lower than the statutory tax rates due to the utilization of research and development tax credits.

     Years Ended December 31, 1997 and December 31, 1996

     Revenues. Total revenues increased 47.6% to $19.4 million in 1997 from $13.1 million in 1996. License revenues increased by 54.9% to $10.9 million in 1997 from $7.0 million in 1996. This increase was primarily attributable to an increase in market acceptance of the Company's TMN-based tools and, to a lesser extent, distribution by the Company of the Marben OSI Stack. Service revenues increased 39.3% to $8.5 million in 1997 from $6.1 million in 1996. This increase was attributable primarily to the initiation of several major projects in 1997, including a $2.5 million contract with Samsung, which resulted in the recognition of $2.2 million in revenues in 1997. Samsung accounted for approximately 12% of total revenues in 1997.

     Gross profit. The Company's gross profit increased 35.6% to $14.7 million in 1997 from $10.8 million in 1996. Gross profit percentage decreased from 82.6% of total revenues in 1996 to 75.8% in 1997. The decline in the gross profit percentage for license revenues from 98.1% in 1996 to 88.3% in 1997 was due primarily to the commencement of sales of third party software upon which royalties must be paid. The decline in gross profit percentage for service revenues from 64.8% of service revenues in 1996 to 60.0% in 1997 was attributable primarily to higher personnel costs in 1997.

     Sales and marketing expenses. Sales and marketing expenses increased 17.2% to $5.0 million in 1997 from $4.3 million in 1996, but decreased from 32.4% to 25.7% of total revenues. The increase in sales and marketing expenses in absolute dollars was primarily attributable to increased personnel costs partially offset by lower sales-related operating expenses.

     Research and product development expenses. Research and product development expenses increased 148.5% to $3.3 million in 1997 from $1.3 million in 1996, and increased from 10.1% to 17.0% of total revenues. The increase in research and product development expenses both in absolute dollars and as a percentage of total revenues was due primarily to an increase in staffing which approximately doubled period over period.

     General and administrative expenses. General and administrative expenses increased 21.0% to $2.9 million in 1997 from $2.4 million in 1996, but decreased from 18.2% to 14.9% of total revenues. The increase in general and administrative expenses in absolute dollars was due primarily to the addition of key management personnel, the investment in additional administrative and accounting operating systems, and the addition of support personnel.

     Interest income and other income/expenses, net. Net interest income and other income/expenses increased to $126,000 in 1997 compared to $99,000 for 1996. This increase was primarily due to investment income associated with higher cash balances offset by amortization expense from the Marben Products, Inc. acquisition in March 1997.

     Income taxes. The Company's effective tax rate was 32.3% and 32.2% for each of 1997 and 1996, respectively. Such effective tax rates were lower than the statutory tax rates due primarily to research and development tax credits.


LIQUIDITY AND CAPITAL RESOURCES

     Since its inception in 1989, the Company has financed its operations primarily through cash generated by operations. At December 31, 1998, the
Company's  cash,  cash   equivalents   and  marketable   securities   aggregated
approximately $45.0 million, of which cash and cash equivalents aggregated approximately $1.2 million and marketable securities aggregated approximately $43.8 million. Marketable securities at December 31, 1998 were comprised of fixed income government securities, corporate bonds, money market funds and overnight commercial paper. The Company's working capital was $49.0 million and $6.3 million at December 31, 1998 and 1997, respectively.

     Accounts receivable increased to $9.1 million at December 31, 1998 from $7.6 million at December 31, 1997 primarily as a result of the increase in billings in the fourth quarter of 1998 as compared to the fourth quarter of 1997. The Company bills its maintenance contracts on an annual basis. A significant portion of such billing occurs in the fourth quarter. One customer comprised 25% of accounts receivable at December 31, 1998, and one customer comprised an aggregate of 12% of accounts receivable at December 31, 1997.

     The Company bills its customers in U.S. dollars at agreed-upon contractual terms. While the Company has customers in Asian countries, such as Korea and Japan, the Company has not experienced any significant negative effects on its liquidity as a result of the volatility and devaluation trends that recently have been experienced in such Asian markets. Accounts receivable at December 31, 1998 includes approximately $460,000 from customers in this region.

     The Company has an unsecured revolving credit facility with Manufacturers and Traders Trust Company (the "Bank") pursuant to which it may borrow up to a maximum of $3.0 million. Amounts outstanding under such facility bear interest at the Bank's prime rate less 0.25% on aggregate principal amounts outstanding of $1.0 million or less and at the Bank's prime rate to the extent aggregate principal amounts exceed $1.0 million. The Company also has certain LIBOR options. No borrowings under the revolving credit facility were outstanding as of December 31, 1998. The credit facility contains, among other provisions, a covenant which restricts the Company's ability to pay cash dividends.

     The Company's capital expenditures were approximately $593,000 and $808,000 for the years ended December 31, 1998 and 1997, respectively. The Company anticipates higher levels of equipment and facilities-related expenditures in the foreseeable future as a result of moving and expanding corporate offices in mid-1999.

     The Company underwent an audit by the Internal Revenue Service for fiscal years ending December 31, 1995 and 1996. No significant adjustments to previously recorded tax liabilities resulted. In addition, the Company underwent an audit by the NJ State Division of Taxation covering the fiscal years ending December 31, 1992 through 1997. No material adjustments to previously recorded liabilities resulted.

     The Company believes that its existing available cash, credit facility and the cash flow expected to be generated from operations, together with the proceeds from the Company's initial public offering, will be adequate to satisfy its current and planned operations for at least the next 12 months. There can be no assurance, however, that the Company will not require additional financing prior to such time to fund its operations or possible acquisitions.

YEAR 2000 ISSUES

     Assessment. The Company believes that its exposure to Year 2000 problems lies primarily in three areas: (i) its internal operating systems; (ii) Year 2000 compliance of its tool suites, custom applications and pre-built electronic bonding gateways and network management applications; and (iii) non-compliance of third parties with whom the Company has material relationships. The Company has completed its assessment with respect to its internal operating systems and tool suites. The Company continues to evaluate its exposure with respect to its pre-built electronic bonding gateways, network management applications, certain custom applications and its relationships with third parties.

     Internal Operating Systems. The Company believes its internal operating computer systems and recently purchased management information system are currently Year 2000 compliant, and the Company does not believe that there will be future significant costs related to future maintenance of such compliance.

     Tool Suites and Pre-Built Applications. The Company has conducted an internal review and believes that its tool suites developed after May 27, 1997 have been tested and are Year 2000 complaint. These products include:

                    PRODUCT NAME                          VERSION
                    ------------                          -------
                    ASN.C/C++                              3.5.3
                    Agent Tester                           2.0.1
                    CMIP Translator                        1.0.1
                    Distributed Systems Generator          4.2.0
                    GDMO Agent Emulator                    2.0.0
                    GDMO Agent Toolkit                     2.0.0
                    LNP Test Extensions                    2.0.0
                    Manager Code Generator                 1.0.4
                    Marben OSIAM Stack                   2.6f/2.6g
                    Visual Agent Builder                   1.0.0

     Testing of the Company's pre-built electronic bonding gateways and network management applications for Year 2000 compliance are ongoing. In addition, the Company continues to review and monitor all such products for Year 2000 compliance.

     Custom Applications. In November 1998, the Company determined that certain custom applications developed and delivered to approximately ten customers were not Year 2000 compliant. All of these customers were notified of such Year 2000 compliance status in November 1998. The Company has agreed to assist each of these customers with any and all remediation solutions required to achieve Year 2000 compliance with the Company's products. The Company does not believe such remediation will be significant or will materially adversely affect the Company's financial condition and results of operations. To date, the Company has incurred certain remediation expenses related to such compliance, pursuant to the warranty provisions of the applicable agreements. Presently, the Company is continuing to analyze the extent to which any of the affected custom applications were integrated by customers into other products which may expose the Company to claims from its customers. A failure to properly implement the correction, or problems with the correction, could cause errors in customers' products which may materially impact the functionality of those products.

     Third Party Relationships. The Company is dependent on various third party software and hardware vendors and suppliers. The Company is also dependent on third party service providers and partners such as telephone companies, banks, insurance carriers, auditors and marketing partners. The failure of such third parties to deliver Year 2000 compliant products or to remediate their internal systems could jeopardize the Company's ability to meet its obligations to its customers. As a result, the Company is presently conducting inquiries of its outside vendors, suppliers, service providers and marketing partners to identify and resolve Year 2000 exposure from third parties. Upon completion of the foregoing, the Company will be able to assess such exposure and financial impact, if any, should such parties fail to be Year 2000 compliant.

     Risks of Year 2000 Issues. The Company expects to identify and resolve all Year 2000 problems that could materially adversely affect its business, financial condition or results of operations. However, the Company believes that it is not possible to determine with complete certainty that all Year 2000 problems affecting the Company have been identified or corrected. Further, the Company cannot accurately predict how many failures related to the Year 2000 Problem will occur or the severity, duration or financial consequences of such failures. The Company believes that the most reasonably likely worst case Year 2000 scenario would include a combination of some or all of the following:

     o      The  Company's  internal  operating  systems  may  fail  or  provide erroneous information. Such failure could result in: reduced utilization of technical or other personnel; the inability to timely generate financial reports and statements; and improper billing and record keeping;

     o A number of system failures that may require significant efforts by the Company or its customers to prevent or alleviate material business disruptions; and

     o Failure in HVAC, lighting, telephone, security and similar systems on which the Company relies.

     Additionally, the Company cannot guarantee that its products will not be used by other companies, or its customers, to build applications which might not be Year 2000 compliant, or that the Company's products or applications built with the Company's products will not be integrated by the Company or its customers or interact with non-compliant software or other products which may expose the Company to claims from its customers.

     Costs. Other than time spent by the Company's personnel, the costs associated with remediating non-compliant custom applications and assessing Year 2000 compliance issues have not been significant to date. The Company believes that the continued analysis of compliance of new releases of products and evaluation of potential Year 2000 problems will result in aggregate expenditures of less than $100,000.

     Contingency Plans. The Company believes its plans for addressing the Year 2000 Problem are adequate. The Company does not believe it will incur a material financial impact from system failures, or from the costs associated with assessing the risks of failure, arising from the Year 2000 Problem. Consequently, the Company does not intend to create a detailed contingency plan. In the event that the Company does not adequately identify and resolve its Year 2000 issues, the absence of a detailed contingency plan may materially adversely affect the Company's business, financial condition and results of operations.

EUROPEAN MONETARY UNION

     On January 1, 1999, eleven of the fifteen member countries of the European Union set fixed conversion rates between their existing legacy currencies and the euro. At such time, these participating countries adopted the euro as their common legal currency. The eleven participating countries now issue sovereign debt exclusively in euro and will redenominate outstanding sovereign debt. The legacy currencies will continue to be used as legal tender through January 1, 2002, at which time the legacy currencies will be canceled and euro bills and coins will be used for cash transactions in the participating countries.

     The Company does not denominate its international licensing agreements in foreign currencies. The Company currently does not believe that the euro conversion will have a material impact on the Company's results of operations or financial condition.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company believes that it is not subject to a material impact to its financial position or results of operations relating to market risk associated with derivative securities. See Note 2 of Notes to Financial Statements.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K."


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.


ITEM 11.  EXECUTIVE COMPENSATION.

     The discussion under the heading "Executive Compensation" in the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The discussion under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

 (a)  (1) Financial Statements.

          Reference is made to the Index to Financial Statements and Schedules on Page F-1.

      (2) Financial Statement Schedules.

          Reference is made to the Index to Financial Statements and Schedules on Page F-1.

      (3) Exhibits.

          Reference is made to the Index to Exhibits on Page 31.

 (b)      Reports on Form 8-K.

          No Reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 31st day of March, 1999.

                                        DSET CORPORATION

                                        By:/s/William P. McHale, Jr.
                                           -----------------------------
                                              William P. McHale, Jr., President
                                              and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Signature                    Title                    Date
--------------------------------- --------------------------   -----------------

/s/ William P. McHale, Jr.        President, Chief Executive   March 31, 1999
-----------------------------
    William P. McHale, Jr.        Officer and Director
                                  (Principal Executive
                                  Officer)

/s/ Susan M. Boykas               Acting Chief Financial       March 31, 1999
-----------------------------
   Susan M. Boykas                Officer (Principal
                                  Financial and Accounting
                                  Officer)

                                  Chairman of the Board,
-----------------------------
   S. Daniel Shia                 Chief Technical Officer
                                  and Director

/s/ Elizabeth K. Adams            Director                     March 31, 1999
-----------------------------
   Elizabeth K. Adams

/s/ Bruce R. Evans                Director                     March 31, 1999
-----------------------------
   Bruce R. Evans

/s/ John C. Thibault              Director                     March 31, 1999
-----------------------------
   John C. Thibault

                                  Director
-----------------------------
   Jacob J. Goldberg

                                  EXHIBIT INDEX

EXHIBIT NO.                          DESCRIPTION OF EXHIBIT
-----------                          ----------------------

   3.1(a)      Amended and Restated Certificate of Incorporation.

   3.2(a)      Amended and Restated Bylaws.

   4.1(a)      1993 Stock Option Plan of the Company, as amended.

   4.2(a)      1998 Stock Plan of the Company.

   4.3(a) Form of Warrant Agreement, dated as of September 13, 1996 between the Company and Summit Ventures IV, L.P. and Summit Investors II, L.P.

   4.4(a) Registration Rights Provisions granted to Summit Ventures IV, L.P. and Summit Investors II, L.P.

  10.1(a) Corporate Revolving and Term Loan Agreement between Manufacturers and Traders Trust Company and the Company dated August 5, 1997.

  10.2(a) Joint Venture Agreement dated as of May 21, 1997 between ATOS, S.A. (formerly Sligos/Marben S.A.) and the Company.

  10.3(a) Lease dated November 20, 1995 between Hocroft Associates and the Company, as amended August 16, 1996 and April 7, 1997.

  10.4(a)(b)   Form  of  Indemnification  Agreement  executed  by  each  of  the
               Company's directors and executive officers.

  10.5(a)(b)   Employment  Agreement  dated  October 1, 1996 between the Company and S. Daniel Shia.

  10.6(a)(b)   Employment  Agreement  dated  January 1, 1998 between the Company and William P. McHale, Jr.

  10.7(a)(b)   Letter  agreements  dated  September  9, 1996 and April 28,  1997 between the Company and Paul A. Lipari.

  10.8(a)      DSET Corporation 401(k) Plan.

  21           List of Subsidiaries.

  27           Financial Data Schedule.


(a) Incorporated by reference to the Company's Registration Statement on Form S-1 (File Number 333-43827) which became effective on March 12, 1998.
(b) A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                DSET CORPORATION

                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----

Report of Independent Accountants......................................     F-2

Balance Sheets as of December 31, 1998 and 1997........................     F-3

Statements of Income for the Years Ended December 31, 1998, 1997
  and 1996.............................................................     F-4

Statements of Changes in Cumulative Redeemable Convertible
  Preferred Stock and Shareholders' Equity (Deficit) for the
  Years Ended December 31, 1998, 1997 and 1996.........................     F-5

Statements of Cash Flows for the Years Ended December 31, 1998,
  1997 and 1996........................................................     F-6

Notes to Financial Statements..........................................     F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of DSET Corporation


In our opinion, the accompanying balance sheets and the related statements of income, of changes in cumulative redeemable convertible preferred stock and shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of DSET Corporation at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 2, 1999

DSET Corporation
December 31, 1998
Balance Sheets
--------------------------------------------------------------------------------

                                                                               DECEMBER 31,
                                                                          1998           1997
ASSETS
Current assets:
  Cash and cash equivalents                                        $    1,159,070    $  2,081,846
  Marketable securities                                                43,863,980       1,123,795
  Accounts receivable, net of allowance for doubtful accounts
    of $175,979 and $125,504                                            9,108,059       7,564,442
  Deferred income taxes                                                   258,144         158,681
  Prepaid expenses and other current assets                               193,418         243,883
                                                                   --------------    ------------
      Total current assets                                             54,582,671      11,172,647
Fixed assets, net                                                       1,592,114       1,560,948
Goodwill, net                                                             129,864         167,873
Other assets                                                              548,963         413,760
                                                                   --------------    ------------
      Total assets                                                 $   56,853,612    $ 13,315,228
                                                                   --------------    ------------

LIABILITIES, CUMULATIVE REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses                            $    3,560,994    $  2,779,954
  Income taxes payable                                                    145,673               -
  Deferred revenues                                                     1,726,906       1,897,039
  Note payable                                                            111,657         220,000
                                                                   --------------    ------------
      Total current liabilities                                         5,545,230       4,896,993
  Deferred income taxes                                                   119,127         103,714
  Note payable                                                                  -         111,657
                                                                   --------------    ------------
      Total liabilities                                                 5,664,357       5,112,364
                                                                   --------------    ------------
Commitments (Notes 5 and 11)
Series A cumulative redeemable convertible preferred stock,
  no par value; 750,000 shares authorized,  no shares
  issued or outstanding at December 31, 1998; 676,361 shares issued and outstanding at December 31, 1997, cumulative
  accrued and undeclared dividends of $1,680,859 at
  December 31, 1997                                                             -      11,603,996
                                                                   --------------    ------------
Shareholders' equity (deficit):
  Preferred stock, no par value; 5,000,000 shares authorized, no shares issued or outstanding at December 31, 1998;
    no shares authorized, issued or outstanding at
    December 31, 1997                                                           -               -
  Common stock, no par value; 40,000,000 shares authorized,
    11,636,245 and 6,775,092 shares issued and outstanding
    at December 31, 1998 and 1997, respectively                        41,912,361       2,537,806
  Deferred stock compensation                                            (494,306)       (875,835)
  Retained earnings                                                     9,731,077       4,936,894
  Unrealized appreciation in investments                                   40,123               -
  Treasury stock, no shares and 3,043,625 shares of common
    stock at cost                                                               -      (9,999,997)
                                                                   --------------    ------------
      Total shareholders' equity (deficit)                             51,189,255      (3,401,132)
      Total liabilities, cumulative redeemable convertible
        preferred stock and shareholders' equity (deficit)         $   56,853,612    $ 13,315,228
                                                                   ==============    ============



   The accompanying notes are an integral part of these financial statements.

DSET Corporation
December 31, 1998
Statements of Income
--------------------------------------------------------------------------------

                                                              YEARS ENDED DECEMBER 31,
                                                        1998            1997           1996
Revenues:
  License revenues                                 $ 16,337,615    $ 10,850,275    $ 7,005,313
  Service revenues                                   12,952,549       8,514,512      6,111,227
                                                   ------------    ------------     ----------
        Total revenues                               29,290,164      19,364,787     13,116,540
                                                   ------------    ------------    -----------
Cost of revenues:
  License revenues                                    1,775,144       1,274,355        133,209
  Service revenues                                    3,692,092       3,404,484      2,149,036
                                                   ------------    ------------    -----------
        Total cost of revenues                        5,467,236       4,678,839      2,282,245
                                                   ------------    ------------    -----------
      Gross profit                                   23,822,928      14,685,948     10,834,295
                                                   ------------    ------------    -----------
Operating expenses
  Sales and marketing                                 9,192,593       4,986,286      4,255,455
  Research and product development                    6,237,484       3,299,337      1,327,682
  General and administrative                          2,707,856       2,880,804      2,380,679
                                                   ------------    ------------     ----------
        Total operating expenses                     18,137,933      11,166,427      7,963,816
                                                   ------------    ------------    -----------
      Operating income                                5,684,995       3,519,521      2,870,479
  Amortization of goodwill                              (38,009)        (22,172)             -
  Interest and other expense                           (120,160)        (12,194)             -
  Interest and other income                           1,827,830         160,847         99,004
                                                   ------------    ------------    -----------
  Income before income taxes                          7,354,656       3,646,002      2,969,483
  Provision for income taxes                          2,560,473       1,177,396        956,889
                                                   ------------    ------------    -----------
  Net income                                          4,794,183       2,468,606      2,012,594
  Less:  accrued preferred stock dividends                    -         859,555        801,578
                                                   ------------    ------------    -----------

  Net income applicable to common shares           $  4,794,183    $  1,609,051    $ 1,211,016
                                                   ============    ============    ===========

  Net income per common share                      $       0.53    $       0.45    $      0.37
                                                   ============    ============    ===========

  Weighted average number of common shares
    outstanding                                       9,012,019       3,566,764      3,308,763
                                                   ============    ============    ===========

  Net income per common share assuming dilution    $       0.43    $       0.30    $      0.27
                                                   ============    ============    ===========
  Weighted average number of common shares and
    common equivalent shares outstanding             11,043,422       8,346,365      7,392,793
                                                   ============    ============    ===========



   The accompanying notes are an integral part of these financial statements.

DSET Corporation
December 31, 1998
Statements of Changes in Cumulative Redeemable
Convertible Preferred Stock and Shareholders' Equity (Deficit)
--------------------------------------------------------------------------------

                     Series A Convertible
                        Preferred Stock          Common Stock         Deferred                               Other
                        Number                Number                   Stock      Retained    Treasury   Comprehensive
                      of Shares   Amount     of Shares    Amount    Compensation  Earnings      Stock       Income          Total
Balance at
January 1, 1996       676,361  $ 9,942,863   6,339,546  $ 1,214,616  $       -   $2,116,827  $(9,999,997)  $       -    $(6,668,554)
 Exercise of
  stock options             -            -      50,814       47,201          -            -            -           -         47,201
 Accrued dividends
  on redeemable
  convertible
  preferred stock           -      801,578           -            -          -     (801,578)           -           -       (801,578)
 Net income                 -            -           -            -          -    2,012,594            -           -      2,012,594
                    ---------  -----------  ----------  -----------   --------   ----------  -----------   ---------    -----------
Balance at
 December 31, 1996    676,361   10,744,441   6,390,360    1,261,817          -    3,327,843   (9,999,997)          -     (5,410,337)
 Exercise of stock
  options                   -            -     384,732      275,813          -            -            -           -        275,813
 Tax benefit from
  exercise of stock
  options                   -            -           -      124,341          -            -            -           -        124,341
 Accrued dividends
  on redeemable
  convertible
  preferred stock           -      859,555           -            -          -     (859,555)           -           -       (859,555)
 Deferred stock
  compensation              -            -           -      875,835  (875,835)            -            -           -              -
 Net income                 -            -           -            -          -    2,468,606            -           -      2,468,606
                    ---------  -----------  ----------  -----------   --------   ----------  -----------   ---------    -----------
Balance at
 December 31, 1997    676,361   11,603,996   6,775,092    2,537,806   (875,835)   4,936,894   (9,999,997)          -     (3,401,132)
 Exercise of stock
  options                   -            -   2,361,153    1,307,790          -            -            -           -      1,307,790
 Tax benefit from
  exercise of stock
  options                   -            -           -      501,217          -            -            -           -        501,217
 Amortization of
  deferred stock
  compensation              -            -           -       (6,808)   298,620            -            -           -        291,812
 Forfeitures of
  55,571 shares of
  stock options             -            -           -      (82,909)    82,909            -            -           -              -
 Sale - Issuance of
  common stock              -            -   2,500,000   37,200,000          -            -            -           -     37,200,000
 Costs related to
  issuance of
  common stock              -            -           -   (1,148,734)         -            -            -           -     (1,148,734)
 Conversion of
  series A cumulative
  redeemable
  convertible
  preferred stock    (676,361) (11,603,996)  3,043,625   11,603,996          -            -            -           -     11,603,996
 Retirement of
  treasury stock            -            -  (3,043,625)  (9,999,997)         -            -    9,999,997           -              -
 Unrealized
  appreciation on
  investments               -            -           -            -          -            -            -      40,123         40,123
 Net income                 -            -           -            -          -    4,794,183            -           -      4,794,183
                    ---------  -----------  ----------  -----------   --------   ----------  -----------   ---------    -----------
Balance at
 December 31, 1998          -  $         -  11,636,245  $41,912,361  $(494,306)  $9,731,077  $         -   $  40,123    $51,189,255
                    =========  ===========  ==========  ===========  =========   ==========  ===========   =========    ===========

   The accompanying notes are an integral part of these financial statements.

DSET Corporation
December 31, 1998
Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                YEARS ENDED DECEMBER 31,
                                                                         1998              1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $  4,794,183      $  2,468,606     $  2,012,594
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Deferred income taxes                                               (84,050)         (123,482)         (47,300)
    Tax benefit from exercise of stock options                          501,217           124,341               --
    Amortization of deferred stock compensation                         291,812                --               --
    Depreciation                                                        559,954           399,035           257,815
    Gain on disposal of assets                                           (1,172)               --               --
    Amortization                                                         38,009           121,776          149,170
    Loss (earnings) from joint venture                                   79,914           (26,131)              --
    Changes in assets and liabilities:
      Accounts receivable                                            (1,543,617)       (3,014,841)      (1,916,125)
      Other assets                                                     (264,652)          (94,759)         (16,379)
      Accounts payable and accrued expenses                             781,040         1,631,892          604,778
      Income tax payable                                                145,673          (108,468)        (682,609)
      Deferred revenues                                                (170,133)          887,386          166,914
                                                                   ------------      ------------     ------------
        Net cash provided by operating activities                     5,128,178         2,265,355          528,858
                                                                   ------------      ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities                                (85,851,994)       (1,080,768)      (1,829,932)
  Redemption of marketable securities                                43,151,932         1,150,000        1,640,626
  Acquisition of fixed assets                                          (593,007)         (807,640)        (707,750)
  Proceeds on disposition of fixed assets                                 3,059                --               --
  Investment in joint venture                                                --          (245,000)              --
                                                                   ------------      ------------     ------------
        Net cash used in investing activities                       (43,290,010)         (983,408)        (897,056)
                                                                   ------------      ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment by (loans to) officers and shareholders                     100,000          (150,000)              --
  Loan repayments                                                      (220,000)         (110,000)              --
  Proceeds from issuance of common stock, net                        36,051,266                --               --
  Purchases of treasury stock                                                --                --       (5,094,008)
  Proceeds from the exercise of stock options                         1,307,790           275,813           47,201
                                                                   ------------      ------------     ------------
        Net cash provided by (used in) financing activities          37,239,056            15,813       (5,046,807)
                                                                   ------------      ------------     ------------
        Net (decrease) increase in cash and cash equivalents           (922,776)        1,297,760       (5,415,005)
Cash and cash equivalents, beginning of period                        2,081,846           784,086        6,199,091
                                                                   ------------      ------------     ------------
Cash and cash equivalents, end of period                           $  1,159,070      $ $2,081,846     $    784,086
                                                                   ============      ============     ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for income taxes                     $  1,142,000      $  1,157,868     $  1,678,798
  Cash paid during the period for interest                               12,458            12,194               --
Non-cash activities:
  Conversion of Series A preferred stock to common stock           $ 11,603,996      $         --     $         --
  Retirement of treasury stock                                        9,999,997                --               --
  Accrued dividends on Series A preferred stock                              --           859,555          801,578
  Note issued for net assets of Marben Products Inc.                         --           441,657               --
  Forfeiture of stock options with deferred stock compensation           82,909                --               --


   The accompanying notes are an integral part of these financial statements.

DSET Corporation
December 31, 1998
Notes to Financial Statements
--------------------------------------------------------------------------------
1.   NATURE OF BUSINESS

     DSET Corporation (the "Company"), which was founded in 1989, designs, develops, markets and supports an integrated suite of object-oriented application development tools and provides custom application development services. The Company also offers carrier-to-carrier applications. In addition, the Company provides its customers with consulting, training and technical services. Headquartered in Bridgewater, New Jersey, the Company serves customers worldwide.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CASH AND CASH EQUIVALENTS
     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     MARKETABLE SECURITIES
     The marketable securities portfolio held by the Company are considered to be available-for-sale securities and are reported at fair value. Unrealized holding gains and losses were $40,123 at December 31, 1998 and were not significant at December 31, 1997.

     FIXED ASSETS
     Equipment, furniture and purchased software are stated at cost less accumulated depreciation. Depreciation is calculated using a straight-line method over estimated useful lives ranging from three to seven years. Leasehold improvements are amortized over the lesser of the estimated useful life or the lease term.

     GOODWILL
     The Company amortizes goodwill using a straight-line method over its estimated useful life of five years. The Company periodically assesses the realizability of the asset based on estimated future cash flows.

     REVENUE RECOGNITION
     License revenues are recorded when the software has been shipped to the Company's licensees and all significant obligations have been satisfied. Revenues from run-time licenses are recognized as equipment using the Company's software is deployed by the Company's customers. Custom application development service revenues are recognized over the period in which the service is performed based on the percentage of direct labor costs incurred to the total costs estimated.

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

DSET Corporation
December 31, 1998
Notes to Financial Statements
--------------------------------------------------------------------------------

     For certain stock options, the Company receives a tax deduction for the difference between the fair value at the date of exercise of the stock option and the exercise price. To the extent the amount deducted for income taxes exceeds the amount charged to operations for financial statement purposes, the related tax benefits are credited to shareholders' equity.

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     The carrying amounts in the financial statements for cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their market value because of the short maturity of those instruments.

     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RECENTLY ISSUED ACCOUNTING STANDARDS
     On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position.


3.   MARKETABLE SECURITIES

     Marketable securities at December 31, 1998 and 1997 were comprised as follows:

                                                             DECEMBER 31,
                                                        1998              1997

       Government fixed income securities       $  26,174,048      $           -
       Corporate bonds                              9,650,732            100,000
       Money market funds                           3,575,868          1,023,795
       Overnight investments                        4,463,332                  -
                                                 ------------      -------------

        Total                                   $  43,863,980      $   1,123,795
                                                 ============      =============


     The Company's credit policy provides for all short-term securities of grade A2 or better with maturities of two years or less. Interest income earned related to market securities was $1,667,000 and $122,000 for the years ended December 31, 1998 and 1997, respectively.

DSET Corporation
December 31, 1998
Notes to Financial Statements
--------------------------------------------------------------------------------

 4. FIXED ASSETS

    Fixed assets consist of the following:
                                                             DECEMBER 31,
                                                      1998                1997

      Computer equipment                     $    1,688,910       $   1,574,171
      Purchased software                            839,668             540,315
      Furniture, fixtures and office
        equipment                                   451,452             304,678
      Leasehold improvements                         68,080              32,692
      Transportation equipment                       32,692              41,242
                                             --------------       -------------
                                                  3,080,802           2,493,098
        Less:  accumulated depreciation          (1,488,688)           (932,150)
                                             ---------------      --------------
                                             $    1,592,114       $   1,560,948
                                             ==============       ==============

5.   CUMULATIVE REDEEMABLE CONVERTIBLE PREFERRED STOCK

     During December 1995, the Company issued 676,361 shares of cumulative, convertible Series A Preferred Stock in exchange for $10,000,000. As an integral part of the Agreement, the Company was required to use the proceeds received upon the sale of the preferred stock to repurchase, on or before January 31, 1996, an aggregate of 3,043,625 shares of common stock.

     Shareholders of Series A Preferred Stock were entitled to votes equal to the number of common shares into which the shares of preferred stock were convertible. The Series A Preferred shareholders were also entitled to receive cumulative annual dividends equal to the "Applicable Percentage Rate" of 8%, as defined in the Agreement, of the original purchase price paid per share. In the event of conversion of the preferred stock to Common Stock, however, all accumulated and unpaid dividends on the preferred stock were to be forgiven. The holders of the Series A Preferred stock also had certain redemption and liquidation rights.

     The holders of the Series A Preferred Stock had the option to convert, at any time, their shares into fully-paid and nonassessable shares of common stock at the "Applicable Conversion Rate," which was four and one-half shares of Common Stock for each share of Series A Preferred Stock converted. The Series A Preferred Stock was to be automatically converted into Common Stock upon the closing of an initial public offering in which net proceeds to the Company equaled or exceeded $15,000,000 and the price paid by the public for such shares was at least three times the then conversion value per share as defined by the Agreement. The shares of the Series A Preferred Stock were automatically converted upon the consummation of the Company's initial public offering.

     In the event of the issuance of stock options to two specified executives (one of which is no longer with the Company), the Series A Preferred Shareholders were entitled to receive warrants to purchase a proportionate number of shares with an identical exercise price per share. In September 1996, warrants to purchase 185,331 shares with an exercise price of $2.18 per share were issued for no consideration. Such warrants are or will be exercisable to the extent of 25% on each of September 13, 1997, 1998, 1999 and 2000. At December 31, 1998, all warrants were still outstanding.

DSET Corporation
December 31, 1998
Notes to Financial Statements
--------------------------------------------------------------------------------

6.   COMMON STOCK

     On December 29, 1997, the Company amended its Certificate of Incorporation to increase the number of authorized shares of Common Stock to 40,000,000 shares. On December 31, 1997, the Company effected a three-for-two stock split of the Company's Common Stock. All references to common share amounts, shares, per share data, and preferred stock conversion rights included in the financial statements and notes have been adjusted to give retroactive effect to the stock split for all periods presented. On December 31, 1997, the Company's Board of Directors authorized the officers of the Company to amend and restate the Company's Certificate of Incorporation to reflect, among other things, the authorization of 5,000,000 shares of a new class of undesignated preferred stock. Such amendment and restatement to the Certificate of Incorporation became effective upon the effectiveness of the Company's registration statement filed in connection with the Company's initial public offering of its Common Stock.

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


7.   STOCK OPTIONS

     The Company maintains a stock option plan (the "1993 Plan") covering officers, employees, directors and consultants, pursuant to which options may be granted to purchase shares of the Company's Common Stock. Options granted under this 1993 Plan may be either incentive stock options or nonqualified stock options, as designated at the time of grant and vest over a period not to exceed four years. The 1993 Plan provides that the option price shall not be less than the fair market value of the shares at date of grant (as determined by the 1993 Plan's administrators), except for a more than 10% voting shareholder, in which case it will not be less than 110% of the fair market value at date of grant. Incentive stock options are exercisable for ten years from the date of grant ("10 Year Options"), except for a more than 10% voting shareholder, in which case the option is exercisable for five years ("5 Year Options"). Nonqualified stock options are exercisable for five years from the date of grant.

     The 1998 Stock Plan was adopted by the Board of Directors on December 31, 1997. The 1998 Stock Plan became effective on the date of the consummation of the Company's initial public offering (March 18, 1998) and terminates ten years from such date. Upon effectiveness of the 1998 Stock Plan, a total of 1,800,000 shares were reserved for issuance upon the exercise of option and/or stock purchase rights granted thereunder. Those eligible to receive stock option grants or stock purchase rights under the 1998 Stock Plan include employees, non-employee directors and

DSET Corporation
December 31, 1998
Notes to Financial Statements
--------------------------------------------------------------------------------

     consultants. The 1998 Stock Plan is administered by the Compensation Committee of the Board of Directors of the Company.

     During the year ended December 31, 1997, deferred stock compensation of $875,835 was recorded for options granted during the year. This amount will be amortized to compensation expense over the vesting period of the options (two to four years). At December 31, 1998, the remaining unamortized deferred stock compensation balance was $494,306.

     At December 31, 1998, options to purchase 1,208,344 shares of common stock were exercisable under the Company's stock option plans at a weighted average exercise price per share of $1.59.

     A summary of option transactions during 1998, 1997 and 1996 are as follows:

                                                                                     WEIGHTED
                                                    NUMBER OF                         AVERAGE
                                                     SHARES                          EXERCISE
                                     ---------------------------------------
                                     10 YEAR         5 YEAR                          PRICE PER
                                     OPTIONS         OPTIONS           TOTAL           SHARE
  Outstanding January 1, 1996        344,250       1,114,024       1,458,274       $     0.67
Granted                              633,000         202,886         835,886       $     2.19
Forfeited                                  -          (4,482)         (4,482)      $     0.85
Exercised                                  -         (50,814)        (50,814)      $     0.93
                                   ---------       ---------       ---------
  Outstanding December 31, 1996      977,250       1,261,614       2,238,864       $     1.23
Granted                              827,400         392,359       1,219,759       $     3.67
Forfeited                           (141,000)        (84,398)       (225,398)      $     2.67
Exercised                           (157,500)       (227,232)       (384,732)      $     0.72
                                   ---------       ---------       ---------
  Outstanding December 31, 1997    1,506,150       1,342,343       2,848,493       $     2.23
Granted                              602,500         229,500         832,000       $    11.99
Forfeited                           (111,074)       (126,724)       (237,798)      $     6.38
Exercised                           (205,322)       (337,145)       (542,467)      $     1.56
                                   ---------       ---------       ---------
  Outstanding December 31, 1998    1,792,254       1,107,974       2,900,228       $     4.79
                                   =========       =========       =========


     In October, 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based employee compensation plans. However, SFAS No. 123 also permits the measurement of compensation costs using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has elected to account for its employee stock compensation plans under the guidance prescribed by APB Opinion No. 25 and has made the required pro forma disclosures of net income and net income per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied as indicated below:

DSET Corporation
December 31, 1998
Notes to Financial Statements
--------------------------------------------------------------------------------

                                                              Years ended December 31,
                                                      1998              1997             1996
NET INCOME APPLICABLE TO COMMON SHARES:
  As reported                                     $  4,794,183     $  1,609,051     $ 1,211,016
  Pro forma effect of applying SFAS No. 123          3,639,098          950,593       1,089,641
NET INCOME PER COMMON SHARE:
  As reported                                     $       0.53       $     0.45     $      0.37
  Pro forma effect of applying SFAS No. 123       $       0.40       $     0.27     $      0.33
NET INCOME PER COMMON SHARE ASSUMING DILUTION:
  As reported                                     $       0.43       $     0.30     $      0.27
  Pro forma effect of applying SFAS No. 123       $       0.33       $     0.22     $      0.26


     The fair value for options issued prior to the Company's initial public offering were estimated at the date of grant using the minimum value method with the following weighted average assumptions for the years ended December 31, 1996 and 1997: risk-free interest rates of 4.65% to 7.28%; expected life of five to ten years, volatility 0% and dividend yields of 0.0%. The fair value of option grants subsequent to the initial public offering were calculated using the absolute method with the following assumptions for the year ended December 31, 1998: risk-free interest rates of 4.65% to 5.49%; expected life of 4 years, volatility of 80% and dividend yields of 0.0%. These methods require the input of highly subjective assumptions. Changes in the subjective input assumptions can materially affect the fair value estimate. In management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.


8.   INCOME TAXES

     The provision (benefit) for federal, state and local and foreign taxes consists of the following:

                                                            YEARS ENDED DECEMBER 31,
                                                    1998              1997            1996
        CURRENT:
         Federal                               $  2,262,893     $  1,079,038     $   714,202
         State and local                            259,780          149,584          90,189
         Foreign                                    121,850           72,256         199,798
                                               ------------     ------------     -----------
                                                  2,644,523        1,300,878       1,004,189
                                               ------------     ------------     -----------
        DEFERRED:
         Federal                                    (76,649)        (111,830)        (40,476)
         State and local                             (7,401)         (11,652)         (6,824)
                                               ------------     ------------     -----------
                                                    (84,050)        (123,482)        (47,300)
                                               ------------     ------------     -----------
          Provision for income taxes           $  2,560,473     $  1,177,396     $   956,889
                                               ============     ============     ===========

DSET Corporation
December 31, 1998
Notes to Financial Statements
--------------------------------------------------------------------------------

     The tax provision reconciles to the amount computed by multiplying income before income taxes by the United States federal statutory rate of 34% as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                       1998           1997              1996
         Provision of statutory rate                   34.0%           34.0%            34.0%
         State taxes, net of federal benefit            2.2             2.5              1.9
         Research and development tax credits          (3.3)           (4.2)            (3.8)
         Deferred stock compensation                    1.3               -                -
         Other                                          0.6               -              0.1
                                                  ---------      ----------        ---------
                                                       34.8%           32.3%            32.2%
                                                  =========      ==========        =========


     Deferred tax assets (liabilities) are comprised of the following:

                                                                         DECEMBER 31,
                                                                   1998                1997
        CURRENT:
         Accrued vacation                                   $     127,656    $        82,971
         Bad debt reserve                                          65,939             47,390
         Deferred maintenance revenue                              36,446                  -
         Accrued bonus                                             28,103             28,320
                                                            -------------    ---------------
           Total                                            $     258,144    $      $158,681
                                                            =============    ===============

        NON-CURRENT:
         Fixed assets                                            (119,127)          (103,714)
                                                            -------------    ---------------
           Total                                            $    (119,127)   $      (103,714)
                                                            =============    ===============


9.   REVENUE AND RECEIVABLE CONCENTRATION

     The Company had one significant customer for each of the years ended 1996, 1997 and 1998, which accounted for approximately 18%, 12% and 17% of total revenues, respectively. No other customer accounted for more than 10% of total revenues in any of the three years ended December 31, 1998. Revenues from customers in the following geographic regions as a percentage of total revenues are as follows:

DSET Corporation
December 31, 1998
Notes to Financial Statements
--------------------------------------------------------------------------------
                                             YEAR ENDED DECEMBER 31,
                                    1998               1997             1996

         North America                 85%              73%               62%
         Asia/Pacific Rim               9               22                35
         Europe                         6                5                 3
                                ---------         --------          --------
                                      100%             100%              100%
                                =========         =========         ========

     At  December  31,  1997  and  1998,  one  and one  customer,  respectively,
     accounted  for  approximately  12%  and  25%,  respectively,   of  accounts
     receivable.


10.  EMPLOYEE BENEFIT PLAN

     During 1994, the Company instituted a savings plan pursuant to Section 401(k) of the Internal Revenue Code (the "Code") covering all employees meeting eligibility requirements. Subject to certain limits set forth in the Code, employees are permitted to make contributions to the plan on a pre-tax salary reduction basis, and the Company may make voluntary contributions of up to 60% of employee contributions. The Company made contributions approximating $64,000, $164,000, and $251,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

11.  COMMITMENTS

     A) LEASES
     The Company has operating leases for its offices and certain equipment. Generally, the leases carry renewal provisions and require the payment of maintenance costs. Rental expense charged to operations for the years ended December 31, 1996, 1997 and 1998 was approximately $277,000, $402,000 and
     $786,000, respectively.

     The future minimum rental payments under noncancellable operating leases approximate the following:

        YEAR ENDING DECEMBER 31,
         1999                                        $       1,086,000
         2000                                                1,084,000
         2001                                                  986,000
         2002                                                1,053,000
         2003                                                  894,000
         For the years 2004 and beyond                       3,904,000
                                                     -----------------

             Total                                   $       9,007,000
                                                     =================

     B) LINES OF CREDIT

     In August 1997, the Company obtained an unsecured revolving credit facility with a bank totaling $3 million. Borrowings under this line of credit bear interest at the bank's prime rate (7.75% at December 31, 1998) less 0.25% on amounts outstanding of less than $1 million and at the bank's prime rate for aggregate principal amounts exceeding $1 million. No borrowings under this line

DSET Corporation
December 31, 1998
Notes to Financial Statements
--------------------------------------------------------------------------------

     were outstanding at December 31, 1997 or 1998. This credit facility contains, among other provisions, a covenant which restricts the Company's ability to pay cash dividends.


12.  ACQUISITION OF MARBEN PRODUCTS, INC.

     In March 1997, the Company acquired the net assets of Marben Products, Inc., ("MPI") a software distribution company located in California. The purchase price was $190,045. Included in the net assets acquired was a note payable of $441,657 to MPI's parent company. The note bears interest at 5% per annum and requires quarterly payment of interest and $55,000 of principal. The Company has accounted for the acquisition using the purchase method, and the results of operations of the acquired business are included in the Company's operations since acquisition.

     The following is a summary of the purchase price allocation:

        Current assets and other tangible assets                $     426,615
        Current liabilities assumed                                  (175,003)
        Note issued in acquisition                                   (441,657)
        Goodwill                                                      190,045

     The following unaudited pro forma summary represents the results of operations of the Company as if the acquisition of the net assets of MPI had occurred at the beginning of the period presented and does not purport to be indicative of what would have occurred had the acquisition been made as of those dates or the results which may occur in the future.

                                                                              DECEMBER 31,
                                                                         1997              1996
        Pro forma net revenues                                    $   19,742,634      $16,733,775
        Pro forma net income applicable to common shares               1,291,927          869,674
        Pro forma net income per common share                     $         0.36      $      0.26
        Pro forma net income per common share assuming dilution   $         0.26      $      0.23

     The unaudited pro forma results include the historical operations of the Company and MPI, adjusted to reflect the amortization of goodwill and interest on the note payable assumed.

13.  EARNINGS PER SHARE

     In February 1997, the FASB issued SFAS No. 128, "Earnings per Share" (EPS), which specifies the computation, presentation and disclosure requirements for earnings per share of entities with publicly held common stock or potential common stock. The statement defines two earnings per share calculations, basic and assuming dilution. The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing income available to common stock by the weighted average shares outstanding. The objective of diluted EPS is consistent with that of basic EPS, that is to measure the performance of an entity over the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period. The calculation of diluted EPS is similar to basic EPS except both the numerator and denominator are

DSET Corporation
December 31, 1998
Notes to Financial Statements
--------------------------------------------------------------------------------

     increased for the conversion of potential common shares. As required, the following table is a reconciliation of the numerator and denominator under each method:

                                                       FOR THE YEAR ENDED DECEMBER 31, 1996
                                                                                    PER SHARE
                                                      INCOME          SHARES         AMOUNT
        BASIC EPS:
        Net income applicable to common shares     $  1,211,016      3,308,763     $    0.37

        ASSUMING DILUTION:
        Net income applicable to common shares
         Convertible preferred stock                    801,578      3,043,625
         Warrants                                             -          7,435
         Stock options                                        -      1,032,970
                                                   ------------   ------------
                                                   $  2,012,594      7,392,793     $    0.27
                                                   ============   ============

                                                       FOR THE YEAR ENDED DECEMBER 31, 1997
                                                                                    PER SHARE
                                                      INCOME          SHARES         AMOUNT
        BASIC EPS:
        Net income applicable to common shares     $  1,609,051      3,566,764     $    0.45

        ASSUMING DILUTION:
        Net income applicable to common shares
         Convertible preferred stock                    859,555      3,043,625
         Warrants                                             -         98,216
         Stock options                                        -      1,637,760
                                                   ------------   ------------
                                                   $  2,468,606      8,346,365     $    0.30
                                                   ============   ============

                                                       FOR THE YEAR ENDED DECEMBER 31, 1998
                                                                                    PER SHARE
                                                      INCOME          SHARES         AMOUNT
        BASIC EPS:
        Net income applicable to common shares     $  4,794,183      9,012,019     $    0.53

        ASSUMING DILUTION:
        Net income applicable to common shares
         Stock options                                        -      1,875,759
         Warrants                                             -        155,644
                                                   ------------   ------------
                                                   $  4,794,183     11,043,422     $    0.43
                                                   ============   ============

14.  SUBSEQUENT EVENT

     On January 25, 1999, DSET Acquisition Corp., a wholly owned subsidiary of the Company, acquired certain assets of Network Programs, LLC (NPL) for $2.5 million. NPL was a New Jersey-based company which specialized in software aimed at reducing the time necessary for a competitive local exchange carrier (CLEC) to provide prospective customers with sales proposals

DSET Corporation
December 31, 1998
Notes to Financial Statements
--------------------------------------------------------------------------------

     that clearly define the CLEC's offering vs. the incumbent local exchange carrier's (ILEC) current service offering.