Form 10-Q
period 1999-03-31
DSET CORP
filed 1999-05-17
CIK 1052196

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               ------------------
                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                           Commission File No. 0-23611

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

                 Yes: X                            No:
                     ---                              ---

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of April 30, 1999:

          Class                                                 Number of Shares
          -----                                                 ----------------
 Common Stock, no par value                                        10,350,229

                                DSET CORPORATION

                                TABLE OF CONTENTS
                                -----------------


                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION............................................    1

       Item 1.    Financial Statements....................................    1

                  Consolidated Balance Sheets as of March 31,1999
                    (unaudited) and December 31, 1998 (audited)...........    2

                  Consolidated Statements of Income for the Three
                    Months Ended March 31, 1999 and 1998 (unaudited)......    3

                  Consolidated Statements of Cash Flows for the Three
                    Months Ended March 31, 1999 and 1998 (unaudited)......    4

                  Notes to Consolidated Financial Statements (unaudited)..    5

       Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................    9

                  Results of Operations...................................    10

                  Liquidity and Capital Resources.........................    12

       Item 3.    Quantitative and Qualitative Disclosures About Market
                    Risk..................................................    16

PART II. OTHER INFORMATION................................................    17

       Item 2.    Changes in Securities and Use of Proceeds...............    17

       Item 6.    Exhibits and Reports on Form 8-K........................    18

SIGNATURES................................................................    19

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                          ITEM 1. FINANCIAL STATEMENTS

                                DSET CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                       March 31, 1999        December 31, 1998
                                                                       --------------        -----------------
                          ASSETS                                        (unaudited)               (audited)
Current assets:
   Cash and cash equivalents..........................              $     1,475,712        $       1,159,070
   Marketable securities..............................                   42,830,065               43,863,980
   Accounts receivable, net of allowance for doubtful
    accounts of $191,879 and $175,979.................                    7,756,953                9,108,059
   Deferred income taxes..............................                      258,144                  258,144
   Prepaid expenses and other current assets..........                      590,800                  193,418
                                                                      --------------          ---------------
       Total current assets...........................                   52,911,674               54,582,671

Acquired technology...................................                    2,424,890                       --
Capitalized software development costs, net...........                      231,091                       --
Fixed assets, net.....................................                    1,589,931                1,592,114
Goodwill, net.........................................                      320,362                  129,864
Other assets..........................................                      667,816                  548,963
                                                                      --------------          ---------------
       Total assets...................................              $    58,145,764        $      56,853,612
                                                                      ==============          ===============

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses..............              $     3,160,420        $       3,560,994
   Income taxes payable...............................                           --                  145,673
   Deferred revenues..................................                    2,002,241                1,726,906
   Note payable.......................................                       56,657                  111,657
                                                                      --------------          ---------------
       Total current liabilities......................                    5,219,318                5,545,230
Deferred income taxes.................................                      119,127                  119,127
                                                                      --------------          ---------------
       Total liabilities..............................                    5,338,445                5,664,357
                                                                      --------------          ---------------

Commitments

Shareholders' equity:
Preferred stock, no par value; 5,000,000 shares
 authorized, none issued or outstanding at March 31,
 1999 and December 31, 1998...........................                           --                       --
Common stock, no par value; 40,000,000 shares
 authorized, 10,341,984 and 9,817,559 shares
 issued and outstanding at March 31, 1999 and
 December 31,1998, respectively.......................                   42,975,513               41,912,361
Deferred stock compensation...........................                     (430,417)                (494,306)
Retained earnings.....................................                   10,303,029                9,731,077
Unrealized appreciation (depreciation) on
 investments..........................................                      (40,806)                  40,123
                                                                      --------------          ---------------
       Total shareholders' equity.....................                   52,807,319               51,189,255
                                                                      --------------          ---------------
       Total liabilities and shareholders' equity.....              $    58,145,764        $      56,853,612
                                                                      ==============          ===============

   The accompanying notes are an integral part of these financial statements.

                                DSET CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                         Three Months Ended March 31,
                                                                ----------------------------------------------

                                                                        1999                        1998
                                                                -------------------       --------------------
REVENUES:
 License revenues......................................          $      4,153,146          $        2,636,635
 Service revenues......................................                 3,323,140                   2,685,478
                                                                   --------------             ---------------
     Total revenues....................................                 7,476,286                   5,322,113
                                                                   --------------             ---------------

COST OF REVENUES:
 License revenues......................................                   283,109                     240,629
 Service revenues......................................                 1,266,948                     701,995
                                                                   --------------             ---------------
     Total cost of revenues............................                 1,550,057                     942,624
                                                                   --------------             ---------------

   Gross profit........................................                 5,926,229                   4,379,489
                                                                   --------------             ---------------

OPERATING EXPENSES:
 Sales and marketing...................................                 2,394,654                   1,982,994
 Research and product development......................                 2,345,898                   1,494,900
 General and administrative............................                   810,313                     529,701
                                                                   --------------             ---------------
     Total operating expenses..........................                 5,550,865                   4,007,595
                                                                   --------------             ---------------

   Operating income....................................                   375,364                     371,894

Amortization of goodwill...............................                    (9,502)                     (9,502)
Interest and other expense.............................                   (15,207)                    (36,051)
Interest income........................................                   537,642                     111,556
                                                                   --------------             ---------------
Income before taxes....................................                   888,297                     437,897

Provision for income taxes.............................                   316,345                     146,695
                                                                   --------------             ---------------
Net income.............................................          $        571,952          $          291,202
                                                                   ==============             ===============



Net income per common share............................          $           0.06          $             0.04
                                                                   ==============             ===============
Weighted average number of common shares
 outstanding...........................................                10,028,583                   7,310,539
                                                                   ==============             ===============

Net income per common share assuming dilution..........          $           0.05          $             0.03
                                                                   ==============             ===============
Weighted average number of common shares and
 common equivalent shares outstanding..................                11,331,694                   9,846,772
                                                                   ==============             ===============

   The accompanying notes are an integral part of these financial statements.

                                DSET CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Three Months Ended March 31,
                                                               -------------------------------------------------

                                                                        1999                         1998
                                                               --------------------        ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.........................................           $       571,952           $          291,202
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Tax benefit from exercise of stock options.......                   589,819                           --
     Depreciation.....................................                   184,009                      115,236
     Amortization.....................................                     9,502                        9,502
     Amortization of deferred stock compensation......                    63,889                       82,067
     (Profit) loss from joint venture.................                    (1,208)                      36,270
     Changes in assets and liabilities:
       Accounts receivable............................                 1,351,106                    3,206,156
       Other assets...................................                  (515,027)                      86,616
       Accounts payable and accrued expenses..........                  (400,574)                    (278,645)
       Income taxes payable...........................                  (145,673)                      41,484
       Deferred revenues..............................                   275,335                      (70,106)
                                                                  ---------------             ----------------
         Net cash provided by operating activities....                 1,983,130                    3,519,782
                                                                  ---------------             ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Sales (purchases) of marketable securities, net....                   952,985                  (37,441,599)
   Acquisition of assets:
     Acquired technology..............................                (2,424,890)                          --
     Goodwill.........................................                  (200,000)                          --
   Capitalized software development costs.............                  (231,091)                          --
   Acquisition of fixed assets........................                  (181,826)                    (160,023)
                                                                  ---------------             ----------------
         Net cash used in investing activities........                (2,084,822)                 (37,601,622)
                                                                  ---------------             ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment by officers and shareholders.............                        --                      100,000
   Repayment of note payable..........................                   (55,000)                     (55,000)
   Proceeds from the issuance of common stock (net)...                        --                   36,082,230
   Proceeds from exercise of stock options............                   473,334                       98,265
                                                                  ---------------             ----------------
         Net cash provided by financing activities....                   418,334                   36,225,495
                                                                  ---------------             ----------------
         Net increase in cash and cash equivalents....                   316,642                    2,143,655
Cash and cash equivalents, beginning of period........                 1,159,070                    2,081,846
                                                                  ---------------             ----------------
Cash and cash equivalents, end of period..............         $       1,475,712        $           4,225,501
                                                                  ===============             ================

Supplemental disclosure of cash flow information:
   Cash paid during the period for income taxes.......         $          99,400        $              74,401
   Cash paid during the period for interest...........                     1,396                        4,145
Non-cash activities:
   Conversion of Series A preferred stock to
    common stock......................................                        --                   11,603,996

   The accompanying notes are an integral part of these financial statements.

                                DSET CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 -- BASIS OF PRESENTATION:

     The consolidated information presented for March 31, 1999 and 1998, and for the three-month periods then ended, is unaudited, but, in the opinion of DSET Corporation's (the "Company") management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 1999 and the results of its operations and its cash flows for the three-month periods ended March 31, 1999 and 1998. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's 1998 audited financial statements and accompanying notes and
Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     Results for the interim period are not necessarily indicative of results that may be expected for the entire year.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     CONSOLIDATION

     The consolidated entity includes DSET Corporation and its wholly owned subsidiaries, DSET Acquisition Corp., a Delaware corporation, and Chengdu DSET Science & Technology Co., Ltd. (China).

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     MARKETABLE SECURITIES

     The marketable securities portfolio held by the Company consists primarily of short-term securities of grade A2 or better with maturities of two years or less which are considered to be available for sale securities and are reported at cost. Unrealized depreciation on investments was $40,806 at March 31, 1999 and unrealized appreciation was $40,123 at March 31, 1998.

     CAPITALIZED SOFTWARE DEVELOPMENT COSTS

     Capitalization of software development costs begins on establishment of technological feasibility. Costs incurred prior to establishment of technological feasibility are charged to research and product development expense. The ongoing assessment of recoverability of capitalized costs requires considerable judgment by management with respect to certain factors including the anticipated future gross revenue, estimated economic life and changes in technology. These factors are considered on a product-by-product basis. Amortization of software development costs is calculated using a straight-line method over the estimated useful life of the respective product ranging from three to five years.

     ACQUIRED TECHNOLOGY

     Acquired technology represents the costs of feasible technology acquired from external sources. At March 31, 1999, acquired technology reflects the purchase price of certain assets of Network Programs LLC ("NPL"), as well as related costs to acquire such assets. There was no amortization expense related to acquired technology for the quarter ended March 31, 1999.

     Amortization of acquired technology is calculated using the straight-line method over the estimated useful life of the respective product ranging from three to five years.

     REVENUE RECOGNITION

     License revenue is recorded when the software has been shipped to the Company's licensees and all significant obligations have been satisfied. Revenue from run-time licenses is recognized as equipment using the Company's software is deployed by the Company's customers. Custom application development service revenue is recognized over the period in which the service is performed based on the percentage of direct labor costs incurred to the total costs estimated.

     Service revenue from maintenance contracts is deferred and recognized over the term of the respective contracts (typically twelve months).

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

     For certain stock options, the Company receives a tax deduction for the difference between the fair market value of the Company's Common Stock on the date of exercise of the stock option and the exercise price. To the extent the amount deducted for income taxes exceeds the amount charged to operations for financial statement purposes, the related tax benefits are credited to shareholders' equity.

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

NOTE 3 -- NPL ACQUISITION:

     On January 25, 1999, DSET Acquisition Corp., a wholly-owned subsidiary of the Company, consummated the acquisition of certain assets of NPL. The purchase price consisted of $2,500,000 payable in cash to NPL.

     At March 31, 1999, the costs to acquire NPL are recorded as acquired technology and goodwill. In addition, research and development costs associated with bringing the acquired assets to market have been recorded as capitalized software development costs at March 31, 1999. Amortization of these costs will commence upon shipment of the product and future development costs associated with the product thereafter will be expensed.

NOTE 4 -- INITIAL PUBLIC OFFERING:

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

NOTE 5 -- CUMULATIVE REDEEMABLE CONVERTIBLE PREFERRED STOCK:

     In December 1995, the Company issued 676,361 shares of cumulative, convertible Series A Preferred Stock. Upon consummation of the Company's initial public offering, the shares of Series A Preferred Stock and accumulated dividends were converted into an aggregate of 3,043,625 shares of the Company's Common Stock.

NOTE 6 -- EARNINGS PER SHARE:

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (EPS), which specifies the computation, presentation and disclosure requirements for earnings per share of entities with publicly held company stock or potential common stock. The statement defines two earnings per share calculations, basic and diluted. The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing income available to common stock by the weighted average shares outstanding. The objective of diluted EPS is consistent with that of basic EPS, that is to measure the performance of an entity over the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period. The calculation of diluted EPS is similar to basic EPS except both the numerator and denominator are increased for the conversion of potential common shares. The following table is a reconciliation of the numerator and denominator under each method:

                                                                 FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                                            ----------------------------------------------------
                                                                                                     PER SHARE
                                                                 INCOME                SHARES          AMOUNT
                                                            ----------------      ---------------   ------------
BASIC EPS:
Net income applicable to common shares............          $       571,952           10,028,583     $    0.06

ASSUMING DILUTION:
Net income applicable to common shares:
     Warrants.....................................                       --              155,864
     Stock options................................                       --            1,147,247
                                                            ----------------      ---------------
                                                            $       571,952           11,331,694     $    0.05
                                                            ================      ===============




                                                                 FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                                            ----------------------------------------------------
                                                                                                     PER SHARE
                                                                 INCOME                SHARES          AMOUNT
                                                            ----------------      ---------------   ------------
BASIC EPS:
Net income applicable to common shares............          $       291,202            7,310,539     $    0.04

ASSUMING DILUTION:
Net income applicable to common shares:
     Warrants.....................................                       --              156,959
     Stock options................................                       --            2,379,274
                                                            ----------------      ---------------
                                                            $       291,202            9,846,772     $    0.03
                                                            ================      ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     DSET designs, develops, markets and supports standards-based application development tools, custom application development services, and Local Number Portability Solutions ("LNP") and operational support systems ("OSS") gateway products for the global telecommunications industry. From its founding in 1989, the Company has focused on the creation of applications that could be distributed among many processors in order to solve highly complex problems in the network management arena. Additionally, the Company developed extensive knowledge of requirements for multiple protocols and multi-vendor communications as well as real time operating systems. In the early 1990's, the Company made a strategic decision to focus on creating suites of tools that facilitate the development of Telecommunications Management Network ("TMN") solutions. Substantially all of the Company's revenues to date has been derived from application development tools and services based on TMN standards. The Company's recently developed pre-built carrier-to-carrier applications facilitate the flow of business information between competing carriers and their respective OSSs. The Company's success will depend on continued growth in the market for advanced telecommunications products and services. For the quarters ended March 31, 1999 and 1998, the Company derived approximately 55.6% and 49.5%, respectively, of its total revenues from license revenues and approximately 44.4% and 50.5%, respectively, of its total revenues from service revenues.

     The Company's revenues are generated from two sources: license and service revenues from network equipment vendors; and license and service revenues from telecommunications carriers, including competitive local exchange carriers ("CLECs"). During the first quarter of 1999, the Company derived $5.6 million of revenues from network equipment vendors and $1.9 million of revenues from CLECs and other carriers.

     The Company had no customers which accounted for 10% of sales for the three months ending March 31, 1999 and one customer which accounted for 24.6% of revenue for the three months ending March 31, 1998. The Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. As a result of this customer concentration, the Company's revenues from quarter to quarter and business, financial condition and results of operations may be subject to substantial period-to-period fluctuations.

     The Company derives a portion of its revenues from international sales which constituted approximately 10.4% and 31.6% of the Company's total revenues in the quarters ended March 31, 1999 and 1998, respectively. The Company's international sales currently are United States dollar-denominated. As a result, an increase in the value of the United States dollar relative to foreign currencies could make the Company's products and services less competitive in international markets.

     On January 25, 1999, DSET Acquisition Corp., a wholly-owned subsidiary of the Company, consummated the acquisition of certain assets of Network Programs LLC ("NPL"). The purchase price consisted of $2,500,000 payable in cash to NPL. NPL provided specialized software to CLECs.

FORWARD-LOOKING STATEMENTS

     Statements contained in this 10-Q that are not based on historical fact are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. In particular, the Company's statements relating to the Year 2000 compliance of its products and internal systems are forward-looking statements intended to qualify for the safe harbor provided by the Exchange Act. Such forward-looking statements involve risks and uncertainties, including, but not limited to: (i) the Company's dependence on the rapidly evolving telecommunications industry, (ii) the Company's dependence on the TMN industry standard, (iii) rapid technological change in the Company's industry, (iv) risks associated with the development and marketing of new products, including carrier-to-carrier applications, such as LNP or OSS gateways, (v) risks associated with acquisitions of businesses by the Company, including risks relating to unanticipated liabilities or expenses or lower than expected revenues of such acquired businesses, and (vi) risks and variables, including engineering costs, associated with the remediation of certain of the Company's products which are not Year 2000 compliant. The success of the Company depends to a large degree upon increased utilization of its application development tools, custom application development services and carrier-to-carrier applications, such as LNP or OSS gateways, by telecommunications carriers and network equipment vendors, and the buying patterns of CLECs. As a result of such risks and others expressed from time to time in the Company's filings with the Securities and Exchange Commission (the "Commission"), the Company's actual results may differ materially from the results discussed in or implied by the forward-looking statements contained herein.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

     REVENUES. Total revenues increased 40.5% to $7.5 million in the first quarter of 1999 from $5.3 million in the first quarter of 1998. License revenues increased 57.5% to $4.2 million in the first quarter of 1999 from $2.6 million in the first quarter of 1998. This increase was primarily attributable to initial sales of carrier-to-carrier products. Service revenues increased 23.7% to $3.3 million in the first quarter of 1999 from $2.7 million in the first quarter of 1998. This increase was primarily attributable to increased custom development projects. In the quarters ended March 31, 1999 and 1998, the Company derived approximately 55.6% and 49.5%, respectively, of its total revenues from license revenues and approximately 44.4% and 50.5%, respectively, of its total revenues from service revenues.

     GROSS PROFIT. The Company's gross profit increased 35.3% to $5.9 million in the first quarter of 1999 from $4.4 million in the first quarter of 1998. Gross profit percentage decreased to 79.3% of total revenues in the first quarter of 1999 from 82.3% in the first quarter of 1998. Gross profit percentage for license revenues increased to 93.2% for the first quarter of 1999 from 90.9% for the comparable 1998 period due to less third party software as a component of sales, and sales of more internally developed products. Gross profit percentage for service revenue decreased to 61.9% in the first quarter of 1999 from 73.9% in the first quarter of 1998. This decrease was attributable to increased use of outside consultants to complete custom development products.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses increased 20.8% to $2.4 million in the first quarter of 1999 from $2.0 million in the first quarter of 1998, and decreased to 32.0% of total revenues in the first quarter of 1999 from 37.3% of total revenues in the first quarter of 1998. This increase in absolute dollars is primarily attributable to increased personnel and costs related to the Company's sales force and marketing department. The decrease as a percentage of revenue is due to the lower commission rates associated with employed sales personnel as compared to agents' commissions. The Company has been hiring sales personnel to cover parts of Europe and Asia. In addition, sales to these regions were lower in 1999 as compared to the corresponding quarter in 1998.

     RESEARCH AND PRODUCT DEVELOPMENT EXPENSES. Research and product development expenses increased 56.9% to $2.3 million in the first quarter of 1999 from $1.5 million in the first quarter of 1998, and increased to 31.4% from 28.1% of total revenues over the respective periods. This increase in research and product development expenses both in absolute dollars and as a percentage of revenues was due primarily to additional personnel expenses attributable to an increase in staffing due to expansion in the number of projects under development and in part to the hiring of former NPL employees.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 53.0% to $810,000 in the first quarter of 1999 from $530,000 in the first quarter of 1998, and increased to 10.8% from 10.0% of total revenues for the respective periods. The increase of general and administrative expenses in the first quarter of 1999 as compared to the corresponding period in 1998 is due to additional staffing, certain costs associated with being a public company and recruiting costs.

     INTEREST AND OTHER EXPENSE. Interest and other expense decreased to $15,000 from $36,000 for the quarters ended March 31, 1999 and 1998, respectively, due primarily to the offset of expenses resulting from a small profit in the Company's European joint venture in the first quarter of 1999 as compared to a loss in the first quarter of 1998.

     INTEREST INCOME. Interest income increased to $538,000 from $112,000 for the quarters ended March 31, 1999 and 1998, respectively, due primarily to interest earned on higher cash and short term investment balances as a result of the proceeds of the Company's initial public offering of its Common Stock in March 1998.

     INCOME TAXES. The Company's effective tax rate was 35.6% and 33.5% for each of the quarters ended March 31, 1999 and 1998, respectively. The increase reflects small increases in miscellaneous components coupled with a small decrease in the expected research and development tax credit.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception in 1989, the Company has financed its operations primarily through cash generated by operations and cash raised through its March 1998 initial public offering. At March 31, 1999, the Company's cash, cash equivalents and marketable securities aggregated approximately $44.3 million, of which cash and cash equivalents aggregated approximately $1.5 million. The Company's working capital was $47.7 million at March 31, 1999.

     Accounts receivable decreased to $7.8 million at March 31, 1999 from $9.1 million at December 31, 1998 primarily as a result of decreased sales activity for the first quarter 1999 as compared to the fourth quarter of 1998. Included in accounts receivable was approximately $2.4 million of unbilled project revenue at March 31, 1999 as compared to $1.5 million at December 31, 1998.

     The Company bills its customers, several of which are based in Korea and Japan, in U.S. dollars at agreed-upon contractual terms. The Company has not experienced any significant negative effects on its liquidity as a result of the volatility and devaluation trends that recently have been experienced in certain Asian markets, although no assurance can be made that the Company will not experience difficulty collecting accounts receivable from such customers in the future. Accounts receivable at March 31, 1999 includes approximately $342,000 from customers in this region.

     The Company's capital expenditures were approximately $182,000 and $160,000 for the three months ended March 31, 1999 and 1998, respectively. The Company anticipates higher levels of equipment and facilities-related expenditures in the foreseeable future, as it moves into an expanded corporate headquarters facility in Bridgewater, New Jersey to accommodate current and future growth.

     In August 1997, the Company obtained an unsecured revolving credit facility with a bank pursuant to which the Company may borrow up to a maximum of $3.0 million. Borrowings under this line of credit bear interest at the bank's prime rate less 0.25% on aggregate principal amounts outstanding of less than $1.0 million and at the bank's prime rate for aggregate principal amounts exceeding $1.0 million. No borrowings under this line were outstanding as of March 31, 1999. This credit facility contains, among other provisions, covenants which (i) mandate the amount of working capital the Company must maintain at the end of each calendar quarter and (ii) restrict the Company's ability to pay cash dividends.

     On March 18, 1998, the Company consummated an initial public offering of 3,500,000 shares of its Common Stock at a price to the public of $16.00 per share of which 2,500,000 shares were issued and sold by the Company and 1,000,000 shares were sold by certain Selling Shareholders. The net proceeds to the Company from the offering were approximately $36.1 million. On April 7, 1998, certain Selling Shareholders sold an additional 525,000 shares of the

Company's Common Stock at a price to the public of $16.00 per share upon the consummation of the exercise of the Underwriters' over-allotment option. The Company did not receive any of the proceeds from the sale of shares by the Selling Shareholders.

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

     On January 25, 1999, DSET Acquisition Corp., a wholly owned subsidiary of the Company, acquired certain assets of NPL for $2.5 million. NPL was a New Jersey-based company which specialized in software aimed at reducing the time necessary for a CLEC to provide prospective customers with sales proposals that clearly define the CLEC's current service offering compared to the incumbent local exchange carrier's current service offering.

YEAR 2000 COMPLIANCE

     ASSESSMENT. The Company believes that its exposure to Year 2000 problems lies primarily in the following areas: (i) its internal operating systems; (ii) its tool suites, custom applications and pre-built electronic bonding gateways and network management applications; and (iii) systems of third parties with whom the Company has material relationships. The Company has completed its assessment with respect to its internal operating systems and tool suites. The Company continues to evaluate its exposure with respect to certain custom applications and its relationships with third parties.

     INTERNAL OPERATING SYSTEMS. The Company believes its internal operating computer systems and management information system are currently Year 2000 compliant, and the Company does not believe that there will be future significant costs related to future maintenance of such compliance.

     TOOL SUITES AND PRE-BUILT APPLICATIONS. The Company has conducted an internal review and believes that its tool suites developed after May 27, 1997 have been tested and are Year 2000 compliant. These products include:

               PRODUCT NAME                                VERSION
               ------------                                -------
               ASN.C/C++                                    3.5.3
               Agent Tester                                 2.0.1
               CMIP Translator                              1.0.1
               Distributed Systems Generator                4.2.0
               GDMO Agent Emulator                          2.0.0
               GDMO Agent Toolkit                           2.0.0
               GDMO Compiler                                3.0.0

               PRODUCT NAME                                VERSION
               ------------                                -------
               LNP Test Extensions                          2.0.0
               Manager Code Generator                       1.0.4
               Manager Toolkit                              1.0.0
               Marben OSIAM Stack                         2.6f/2.6g
               Visual Agent Builder                         1.0.0

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

EUROPEAN MONETARY UNION

     On January 1, 1999, eleven of the fifteen member countries of the European Union set fixed conversion rates between their existing legacy currencies and the euro. At such time, these participating countries adopted the euro as their common legal currency. The eleven participating countries now issue sovereign debt exclusively in euro and will redenominate outstanding sovereign debt. The legacy currencies will continue to be used as legal tender through January 1, 2002, at which point the legacy currencies will be canceled and euro bills and coins will be used for cash transactions in the participating countries.

     The Company does not denominate its international licensing agreements in foreign currencies. The Company currently does not believe that the euro conversion will have a material impact on the Company's results of operations or financial condition.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     OPTION GRANTS

     1. During the first quarter of 1999, the Company granted stock options pursuant to its 1998 Stock Plan which were not registered under the Securities Act of 1933, as amended (the "Securities Act"). All of such option grants were granted at the then current fair market value of the Common Stock. The following table sets forth certain information regarding such grants during the quarter:

                                                  WEIGHTED
                                                  AVERAGE
                        NUMBER                    EXERCISE
                       OF SHARES                   PRICE
                       ---------                   -----
                        180,250                    $14.86


     COMMON STOCK ISSUANCES

     2. During the first quarter of 1999, the Company issued shares of Common Stock pursuant to exercises of stock options granted under its 1993 Stock Option Plan which were not registered under the Securities Act. The following table sets forth certain information regarding such issuances during the quarter:

                                                  WEIGHTED
                                                  AVERAGE
                        NUMBER                    EXERCISE
                       OF SHARES                   PRICE
                       ---------                   -----
                        524,425                    $ 0.88


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

USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

     On March 12, 1998, the Commission declared effective the Company's Registration Statement (Registration Statement No. 333-43827) as filed with the Commission in connection with the Company's initial public offering of Common Stock, which was managed by BT Alex. Brown Incorporated, BancAmerica Robertson Stephens and SoundView Financial Group, Inc. Pursuant to such Registration Statement, the Company registered and sold an aggregate of 2,500,000 shares of its Common Stock, for a gross aggregate offering price of $40.0 million. The Company incurred underwriting discounts and commissions of approximately $2.8 million. In connection with such offering, the Company incurred total expenses of approximately $1.1 million. As of March 31, 1999, all of the $36.1 million in net proceeds received by the Company upon consummation of such offering, pending specific application, were invested in short-term, investment-grade, interest-bearing instruments.

     On January 25, 1999, DSET Acquisition Corp., a wholly-owned subsidiary of the Company, consummated the acquisition of certain assets of NPL. The purchase price consisted of $2,500,000 payable in cash to NPL. NPL provided specialized software to CLECs.

     For working capital restrictions and limitations on the payment of dividends, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits.

            10.1 - Lease Agreement dated  December 31, 1998 between the  Company and Advance/GLB I L.L.C.

            27   - Financial Data Schedule

      (b)   Reports on Form 8-K.

            No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               DSET Corporation




DATE:      May 17, 1999                        By:/s/ William P. McHale, Jr.
                                                  ----------------------------
                                                  William P. McHale, Jr.
                                                  President and  Chief Executive
                                                  Officer
                                                  (Principal Executive Officer)




DATE:      May 17, 1999                        By:/s/ Susan M. Boykas
                                                  -----------------------------
                                                  Susan M. Boykas
                                                  Acting Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)