Form 10-Q
period 1999-06-30
DSET CORP
filed 1999-08-16
CIK 1052196

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                               ------------------
                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                           Commission File No. 0-23611

                                DSET Corporation
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         New Jersey                                      22-3000022
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

1160 US Highway 22, Bridgewater, New Jersey                               08807
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                             (Zip Code)

                                 (908) 526-7500
                         -------------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)

1011 US Highway 22, Bridgewater, New Jersey                                08807
--------------------------------------------------------------------------------
(Former  Name,  Former Address  and Former  Fiscal Year,  if Changed Since  Last
Report)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes:  X                                 No:
                   ----                                   ----

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of July 30, 1999:

           Class                                         Number of Shares
           -----                                         ----------------
 Common Stock, no par value                                 10,481,406

                                DSET CORPORATION

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION.........................................     1

       Item 1. Financial Statements.....................................     1

               Consolidated Balance Sheets as of June 30, 1999
                  (unaudited) and December 31, 1998 (audited)...........     2

               Consolidated Statements of Income for the Three
                  Months Ended June 30, 1999 and 1998 (unaudited).......     3

               Consolidated Statements of Income for the Six
                  Months Ended June 30, 1999 and 1998 (unaudited).......     4

               Consolidated Statements of Cash Flows for the Six
                  Months Ended June 30, 1999 and 1998 (unaudited).......     5

               Notes to Consolidated Financial Statements (unaudited)...     6

       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................     11

               Results of Operations....................................     12

               Liquidity and Capital Resources..........................     15

       Item 3. Quantitative and Qualitative Disclosures About Market
               Risk.....................................................     19

PART II.  OTHER INFORMATION.............................................     20

       Item 2. Changes in Securities and Use of Proceeds................     20

       Item 4. Submission of Matters to a Vote of Security Holders......     21

       Item 5. Other Information........................................     22

       Item 6. Exhibits and Reports on Form 8-K.........................     22

SIGNATURES..............................................................     23

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                DSET CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                      June 30, 1999            December 31, 1998
                                                                      -------------            -----------------
                          ASSETS                                      (unaudited)              (audited)
Current assets:
   Cash and cash equivalents..........................          $         2,146,230      $          1,159,070
   Marketable securities..............................                   39,743,478                43,863,980
   Accounts receivable, net of allowance for doubtful
     accounts of $223,665 and $175,979................                   10,373,994                 9,108,059
   Deferred income taxes..............................                      279,769                   258,144
   Prepaid expenses and other current assets..........                    1,393,603                   193,418
                                                                      ----------------         ------------------
     Total current assets.............................                   53,937,074                54,582,671

Acquired technology, net..............................                    2,410,317                        --
Capitalized software development costs, net...........                      629,408                        --
Fixed assets, net.....................................                    2,650,178                 1,592,114
Goodwill, net.........................................                      307,259                   129,864
Other assets..........................................                      678,253                   548,963
                                                                      ----------------
                                                                                               ------------------
     Total assets.....................................          $        60,612,489      $         56,853,612
                                                                      ================         ==================

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses..............          $         3,550,207      $          3,560,994
   Income taxes payable...............................                       17,298                   145,673
   Deferred revenues..................................                    1,837,858                 1,726,906
   Note payable.......................................                           --                   111,657
   Current portion of capital lease obligation........                      115,116                        --
                                                                      ----------------         ------------------
     Total current liabilities........................                    5,520,479                 5,545,230
   Long term portion of capital lease obligation......                      563,059                        --
   Deferred income taxes..............................                       73,438                   119,127
                                                                      ----------------         ------------------
     Total liabilities................................                    6,156,976                 5,664,357
                                                                      ----------------         ------------------

Commitments

Shareholders' equity:
Common stock, no par value; 40,000,000 shares
  authorized, 10,468,806 and 9,817,559 shares
  issued and outstanding at June 30, 1999 and
  December 31, 1998, respectively.....................                   44,018,462                41,912,361
Deferred stock compensation...........................                     (365,850)                 (494,306)
Retained earnings.....................................                   10,956,225                 9,731,077
Unrealized appreciation (depreciation)
  on investments......................................                     (153,324)                   40,123
                                                                      ----------------         ------------------
     Total shareholders' equity.......................                   54,455,513                51,189,255
                                                                      ----------------         ------------------
     Total liabilities and shareholders' equity.......          $        60,612,489      $         56,853,612
                                                                      ================         ==================

   The accompanying notes are an integral part of these financial statements.

                                DSET CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                       Three Months Ended June 30,
                                                                ----------------------  ----------------------
                                                                          1999                     1998*
                                                                ----------------------  ----------------------
REVENUES:
  License revenues....................................         $          5,245,927      $       3,579,949
  Service revenues....................................                    3,871,756              3,360,240
                                                                      ----------------        ----------------
       Total revenues.................................                    9,117,683              6,940,189
                                                                      ----------------        ----------------

COST OF REVENUES:
   License revenues...................................                      278,557                514,077
   Service revenues...................................                    1,637,264                931,883
                                                                      ----------------        ----------------
       Total cost of revenues.........................                    1,915,821              1,445,960
                                                                      ----------------        ----------------

     Gross profit.....................................                    7,201,862              5,494,229
                                                                      ----------------        ----------------

OPERATING EXPENSES:
   Sales and marketing................................                    2,981,478              2,112,884
   Research and product development...................                    2,464,042              1,605,378
   General and administrative.........................                    1,175,691                647,052
                                                                      ----------------        ----------------
       Total operating expenses.......................                    6,621,211              4,365,314
                                                                      ----------------        ----------------

     Operating income.................................                      580,651              1,128,915

Amortization..........................................                      (77,341)                (9,502)
Interest expense and other income (expense)...........                      (40,585)                  (586)
Interest income.......................................                      549,980                569,484
                                                                      ----------------        ----------------
Income before taxes...................................                    1,012,705              1,688,311

Provision for income taxes............................                      359,509                636,762
                                                                      ----------------        ----------------
Net income............................................          $           653,196      $       1,051,549
                                                                      ================        ================



Net income per common share...........................          $              0.06      $            0.11
                                                                      ================        ================
Weighted average number of common shares
 outstanding..........................................                   10,403,646              9,404,100
                                                                      ================        ================

Net income per common share assuming
 dilution.............................................          $              0.06      $            0.09
                                                                      ================        ================
Weighted average number of common shares and
  common equivalent shares outstanding................                   11,773,392             11,690,395
                                                                      ================        ================

        *Certain amounts have been reclassified for comparative purposes.

   The accompanying notes are an integral part of these financial statements.

                                DSET CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                        Six Months Ended June 30,
                                                                ----------------------------------------------
                                                                          1999                    1998*
                                                                ----------------------   ---------------------
REVENUES:
   License revenues...................................          $         9,399,073      $       6,216,584
   Service revenues...................................                    7,194,896              6,045,717
                                                                      ----------------        ----------------
       Total revenues.................................                   16,593,969             12,262,301
                                                                      ----------------        ----------------

COST OF REVENUES:
   License revenues...................................                      561,666                754,706
   Service revenues...................................                    2,904,212              1,633,878
                                                                      ----------------        ----------------
       Total cost of revenues.........................                    3,465,878              2,388,584
                                                                      ----------------        ----------------

     Gross profit.....................................                   13,128,091              9,873,717
                                                                      ----------------        ----------------

OPERATING EXPENSES:
   Sales and marketing................................                    5,376,132              4,095,878
   Research and product development...................                    4,809,940              3,100,277
   General and administrative.........................                    1,986,004              1,176,752
                                                                      ----------------        ----------------
       Total operating expenses.......................                   12,172,076              8,372,907
                                                                      ----------------        ----------------

     Operating income.................................                      956,015              1,500,810

Amortization..........................................                      (86,843)               (19,005)
Interest expense and other income (expense)...........                      (55,792)               (42,829)
Interest income.......................................                    1,087,622                687,232
                                                                      ----------------        ----------------
Income before taxes...................................                    1,901,002              2,126,208

Provision for income taxes............................                      675,854                783,457
                                                                      ----------------        ----------------
Net income............................................          $         1,225,148      $       1,342,751
                                                                      ================        ================



Net income per common share...........................          $              0.12      $            0.16
                                                                      ================        ================
Weighted average number of common shares
 outstanding..........................................
                                                                         10,216,115              8,357,346
                                                                      ================        ================

Net income per common share assuming
 dilution.............................................          $              0.11      $            0.13
                                                                      ================        ================
Weighted average number of common shares and
 common equivalent shares outstanding.................                   11,502,543             10,643,675
                                                                      ================        ================


        *Certain amounts have been reclassified for comparative purposes.

   The accompanying notes are an integral part of these financial statements.

                                DSET CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 Six Months Ended June 30,
                                                                         ------------------------------------------
                                                                                  1999                   1998*
                                                                         ------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income...................................................      $        1,225,148         $     1,342,751
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Deferred income taxes....................................                 (67,314)                     --
       Tax benefit from exercise of stock options...............               1,273,083                 329,320
       Depreciation.............................................                 366,442                 231,812
       Amortization.............................................                  86,843                  19,005
       Amortization of deferred stock compensation..............                 128,456                 164,134
       Loss from joint venture..................................                  36,238                  39,655
       Gain on disposal of assets...............................                    (120)                     --
       Changes in assets and liabilities:
         Accounts receivable....................................              (1,265,935)                565,523
         Other assets...........................................              (1,365,715)                 69,269
         Accounts payable and accrued expenses..................                 (10,786)                209,483
         Income taxes payable...................................                (128,375)                 71,501
         Deferred revenues......................................                 110,951                 122,863
                                                                           ----------------       ---------------
           Net cash provided by operating activities............                 388,916               3,165,316
                                                                           ----------------       ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Sales (purchases) of marketable securities, net..............               3,927,055             (38,264,442)
   Acquisition of assets:
     Acquired technology.......................................               (2,458,416)                     --
     Goodwill..................................................                 (200,000)                     --
   Capitalized software development costs......................                 (645,547)                     --
   Acquisition of fixed assets.................................               (1,025,314)               (340,836)
                                                                           ----------------       ---------------
           Net cash used in investing activities...............                 (402,222)            (38,605,278)
                                                                           ----------------       ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from capital sale/leaseback........................                  279,104                      --
   Repayment by officers and shareholders......................                       --                 100,000
   Repayment of note payable...................................                 (111,657)               (110,000)
   Proceeds from the issuance of common stock (net)............                       --              36,050,825
   Proceeds from exercise of stock options.....................                  833,019                 357,836
                                                                           ----------------       ---------------
           Net cash provided by financing activities...........                1,000,466              36,398,661
                                                                           ----------------       ---------------
           Net increase in cash and cash equivalents...........                  987,160                 958,699
Cash and cash equivalents, beginning of period.................                1,159,070               2,081,846
                                                                           ----------------       ---------------
Cash and cash equivalents, end of period.......................       $        2,146,230          $    3,040,545
                                                                           ================       ===============

Supplemental disclosure of cash flow information:
   Cash paid during the period for income taxes................       $          490,472     $           391,512
   Cash paid during the period for interest....................                   39,198                   7,604
Non-cash activities:
   Conversion of Series A preferred stock to common
    stock......................................................                       --              11,603,996
   Lease of fixed assets.......................................                  399,071                      --

       *Certain amounts have been reclassified for comparative purposes.

   The accompanying notes are an integral part of these financial statements.

                                DSET CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 -- BASIS OF PRESENTATION:

     The consolidated information presented for June 30, 1999 and 1998, and for the three-month and six-month periods then ended, is unaudited, but, in the opinion of DSET Corporation's (the "Company") management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of June 30, 1999 and the results of its operations and its cash flows for the three-month and six-month periods ended June 30, 1999 and 1998. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's 1998 audited financial statements and accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

     MARKETABLE SECURITIES

     The marketable securities portfolio held by the Company consists primarily of short-term securities of grade A or better with maturities of two years or less which are considered to be available for sale securities and are reported at cost. Unrealized depreciation on investments was $153,324 at June 30, 1999. At June 30, 1998 there was no unrealized appreciation or depreciation.

     CAPITALIZED SOFTWARE DEVELOPMENT COSTS

     Capitalization of software development costs begins on establishment of technological feasibility. Costs incurred prior to establishment of technological feasibility are charged to research and product development expense. The ongoing assessment of recoverability of capitalized costs requires considerable judgment by management with respect to certain factors including the anticipated future gross revenue, estimated economic life and changes in technology. These factors are considered on a product-by-product basis. Amortization of software development costs is the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life ranging from three to five years of the product including the period being reported on.

     ACQUIRED TECHNOLOGY

     Acquired technology represents the costs of feasible technology acquired from external sources. At June 30, 1999, acquired technology reflects the purchase price of certain assets of Network Programs LLC ("NPL"), as well as related costs to acquire such assets.

     Amortization of acquired technology is the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life ranging from three to five years of the product including the period being reported on.

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

     At June 30, 1999, the costs to acquire NPL are recorded as acquired technology and goodwill. In addition, research and development costs associated with bringing the acquired assets to market have been recorded as capitalized software development costs at June 30, 1999. Amortization of these costs commenced with the shipment of the product in the second quarter of 1999; amortization expense related to this asset was $68,000. All future development costs associated with the product will be expensed.

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

NOTE 5 -- EARNINGS PER SHARE:

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


                                                      FOR THE THREE MONTHS ENDED JUNE 30,
                                              1999                                            1998
                                              ----                                            ----

                                                              PER                                             PER
                                                             SHARE                                           SHARE
                            INCOME           SHARES          AMOUNT        INCOME            SHARES          AMOUNT
                            ------           ------          ------        ------            ------          ------
BASIC EPS:
Net income
applicable to
common shares             $ 653,196         10,403,646       $ 0.06      $ 1,051,549         9,404,100        $ 0.11

ASSUMING
DILUTION:
Net income
applicable to
common shares:
  Warrants                       --            150,871                            --           160,859
  Stock options                  --          1,218,875                            --         2,125,436
                           ---------       -----------                   -----------        ----------
                          $ 653,196         11,773,392       $ 0.06      $ 1,051,549        11,690,395        $ 0.09
                           =========       ===========                   ===========        ==========

                                                        FOR THE SIX MONTHS ENDED JUNE 30,
                                                1999                                           1998
                                                ----                                           ----

                                                                PER                                           PER
                                                               SHARE                                         SHARE
                             INCOME            SHARES          AMOUNT        INCOME           SHARES         AMOUNT
                             ------            ------          ------        ------           ------         ------
BASIC EPS:
Net income
applicable to
common shares              $ 1,225,148         10,216,115      $ 0.12       $ 1,342,751       8,357,346      $ 0.16

ASSUMING
DILUTION:
Net income
applicable to
common shares:
  Warrants                          --            153,367                            --         158,909
  Stock options                     --          1,133,061                            --       2,127,420
                            ----------        -----------                    ----------      ----------
                           $ 1,225,148         11,502,543      $ 0.11       $ 1,342,751      10,643,675      $ 0.13
                            ==========        ===========                    ==========      ==========

NOTE 6--CAPITAL LEASE OBLIGATION:

     In June 1999, the Company entered into a five year capital lease agreement at an annual interest rate of 8.21%. Annual lease payments approximate $170,000. Assets recorded under this lease are included in fixed assets as follows:

                                     JUNE 30, 1999             DECEMBER 31, 1998
                                     -------------             -----------------
FURNITURE AND FIXTURES             $       698,521            $               --

ACCUMULATED AMORTIZATION           $            --            $               --
                                    --------------             -----------------
                                   $       698,521            $               --
                                    ==============             =================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     DSET designs, develops, markets and supports standards-based application development tools, custom application development services, and Local Number Portability Solutions ("LNP") and operational support systems ("OSS") gateway products for the global telecommunications industry. From its founding in 1989, the Company has focused on the creation of applications that could be distributed among many processors in order to solve highly complex problems in the network management arena. Additionally, the Company developed extensive knowledge of requirements for multiple protocols and multi-vendor communications as well as real time operating systems. In the early 1990's, the Company made a strategic decision to focus on creating suites of tools that facilitate the development of Telecommunications Management Network ("TMN") solutions. Substantially all of the Company's revenues to date has been derived from application development tools and services based on TMN standards. The Company's recently developed pre-built carrier-to-carrier applications facilitate the flow of business information between competing carriers and their respective OSSs. The Company's success will depend on continued growth in the market for advanced telecommunications products and services. For the quarters ended June 30, 1999 and 1998, the Company derived approximately 57.5% and 51.6%, respectively, of its total revenues from license revenues and approximately 42.5% and 48.4%, respectively, of its total revenues from service revenues.

     The Company's revenues are generated from two sources: license and service revenues from network equipment vendors; and license and service revenues from telecommunications carriers, including competitive local exchange carriers ("CLECs"). During the second quarter of 1999, the Company derived $6.9 million of revenues from network equipment vendors and $2.2 million of revenues from CLECs and other carriers.

     The Company had one customer which accounted for 10.5% of revenues for the quarter ending June 30, 1999, and no customers which accounted for more than 10% of revenues for the quarter ending June 30, 1998. The Company had one customer which accounted for 10.1% of revenues for the six months ending June 30, 1999 and one customer which accounted for 15.9% of revenues for the six months ending June 30, 1998. The Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. As a result of this customer concentration, the Company's revenues from quarter to quarter and business, financial condition and results of operations may be subject to substantial period-to-period fluctuations.

     The Company derives a portion of its revenues from international sales which constituted approximately 14.8% and 21.2% of the Company's total revenues in the quarters ended June 30, 1999 and 1998, respectively. The Company's international sales currently are United States dollar-denominated. As a result, an increase in the value of the United States dollar relative to foreign currencies could make the Company's products and services less competitive in international markets.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

     REVENUES. Total revenues increased 31.4% to $9.1 million in the second quarter of 1999 from $6.9 million in the second quarter of 1998. License revenues increased 46.5% to $5.2 million in the second quarter of 1999 from $3.5 million in the second quarter of 1998. This increase was primarily attributable to initial sales of carrier-to-carrier products. Service revenues increased 15.2% to $3.9 million in the second quarter of 1999 from $3.4 million in the second quarter of 1998. This increase was primarily attributable to increased custom development projects for network equipment vendors, CLECs and other carriers. In the quarters ended June 30, 1999 and 1998, the Company derived approximately 57.5% and 51.6%, respectively, of its total revenues from license revenues and approximately 42.5% and 48.4%, respectively, of its total revenues from service revenues.

     GROSS PROFIT. The Company's gross profit increased 31.1% to $7.2 million in the second quarter of 1999 from $5.5 million in the second quarter of 1998. Gross profit percentage decreased slightly to 79.0% of total revenues in the second quarter of 1999 from 79.2% in the second quarter of 1998. Gross profit percentage for license revenues increased to 94.7% for the second quarter of 1999 from 85.6% in the second quarter of 1998 due to less third party software as a component of revenues and sales of more internally developed products. Gross profit percentage for service revenues decreased to 57.7% in the second quarter of 1999 from 72.3% in the second quarter of 1998. This decrease was primarily attributable to increased use of outside consultants to complete custom development projects.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses increased 41.1% to $3.0 million in the second quarter of 1999 from $2.1 million in the second quarter of 1998, and increased to 32.7% of total revenues in the second quarter of 1999 from 30.4% of total revenues in the second quarter of 1998. This increase in costs was primarily attributable to the hiring of additional personnel for the Company's sales force and the marketing department and a provision for bad debts. The Company has been hiring sales personnel to cover parts of Europe and Asia. The increase as a percentage of revenue is due to lower than anticipated revenue for the quarter, but actual expenses were within planned levels.

     RESEARCH AND PRODUCT DEVELOPMENT EXPENSES. Research and product development expenses increased 53.5% to $2.5 million in the second quarter of 1999 from $1.6 million in the second quarter of 1998, and increased to 27.0% of total revenues in the second quarter of 1999 from 23.1% of total revenues in the second quarter of 1998. This increase in research and product development expenses was due primarily to additional personnel expenses attributable to an increase in staffing due to expansion in the number of projects under development and in part to the hiring of former NPL employees. The increase as a percentage of revenue is due to lower than anticipated revenue for the quarter, but actual expenses were within planned levels.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 81.7% to $1.2 million in the second quarter of 1999 from $647,000 in the second quarter of 1998, and increased to 12.9% of total revenues in the second quarter of 1999 from 9.3% of total revenues in the second quarter of 1998. The increase of general and administrative expenses was due to additional staffing, recruiting and relocation costs and outside services costs. The increase as a percentage of revenue is due to lower than anticipated revenue for the quarter, but actual expenses were within planned levels.

     INTEREST EXPENSE AND OTHER INCOME AND EXPENSES, NET. Net interest expense and other income and expense increased to $40,000 for the quarter ending June 30, 1999 from $1,000 for the quarter ending June 30, 1998 due primarily to an increased loss in the Company's European joint venture.

     INTEREST INCOME. Interest income decreased to $550,000 for the quarter ending June 30, 1999 from $569,000 for the quarter ending June 30, 1998 reflecting lower interest rates in 1999 as compared to the corresponding period in 1998.

     INCOME TAXES. The Company's effective tax rate was 35.5% and 37.7% for each of the quarters ended June 30, 1999 and 1998, respectively. Such effective tax rates are lower than statutory tax rates due primarily to research and development tax credits. As of June 30, 1999, the research and development tax credit has not been renewed. If this provision is not renewed, the loss of this credit will result in a higher effective tax rate for the Company in future periods. The higher rate in 1998 was due to the non-deductible nature of deferred stock compensation associated with the issuance of stock options.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

     REVENUES. Total revenues increased 35.3% to $16.6 million for the six months ending June 30, 1999 from $12.3 million for the six months ending June 30, 1998. License revenues increased 51.2% to $9.4 million for the six months ending June 30, 1999 from $6.2 million for the six months ending June 30, 1998. The increase in revenue is due to the sale of carrier-to-carrier products. Service revenues increased 19.0% to $7.2 million for the six months ending June 30, 1999 from $6.0 million for the six months ending June 30, 1998. This increase was primarily attributable to an increase in custom development projects and maintenance fees. In the six months ending June 30, 1999 and 1998, the Company derived approximately 56.6% and 50.7%, respectively, of its total revenues from license revenues and approximately 43.4% and 49.3%, respectively, of its total revenues from service revenues.

     GROSS PROFIT. The Company's gross profit increased 33.0% to $13.1 million for the six months ending June 30, 1999 from $9.9 million for the six months ending June 30, 1998. Gross profit percentage decreased to 79.1% of total revenues for the six months ending June 30, 1999 from 80.5% for the six months ending June 30, 1998. Gross profit percentage for license revenues increased to 94.0% for the six months ending June 30, 1999 from 87.9% for the six months ending June 30, 1998 due to less third party software as a component of revenues, and sales of more internally developed products. Gross profit percentage for service revenues decreased to 59.6% for the six months ended June 30, 1999 from 73.0% for the six months ending June 30, 1998. This decrease was primarily attributable to increased use of outside consultants to complete custom development projects.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses increased 31.3% to $5.4 million for the six months ending June 30, 1999 from $4.1 million for the six months ending June 30, 1998, and decreased to 32.4% of total revenues for the six months ending June 30, 1999 from 33.4% of total revenues for the six months ending June 30, 1998. This increase in costs was primarily due to the hiring of additional personnel for the Company's sales force and the marketing department and a provision for bad debts. The decrease as a percentage of revenue is attributable to lower commission rates associated with employed sales personnel as compared to outside agents' commission.

     RESEARCH AND PRODUCT DEVELOPMENT EXPENSES. Research and product development expenses increased 55.1% to $4.8 million for the six months ending June 30, 1999 from $3.1 million for the six months ending June 30, 1998, and increased to 29.0% of total revenues for the six months ending June 30, 1999 from 25.3% of total revenues for the six months ending June 30, 1998. This increase in research and product development expenses both in absolute dollars and as a percentage of revenues was due primarily to the hiring of additional outside consultants, additional personnel expenses attributable to an increase in staffing due to an expansion in the number of projects under development and in part to the hiring of former NPL employees.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 68.8% to $2.0 million for the six months ending June 30, 1999 from $1.2 million for the six months ending June 30, 1998, and increased to 12.0% of total revenues for the six months ending June 30, 1999 from 9.6% of total revenues for the six months ending June 30, 1998. The increase of general and administrative expenses was due to additional staffing, recruiting and relocation costs and outside services costs.

     INTEREST EXPENSE AND OTHER INCOME AND EXPENSES, NET. Net interest expense and other income and expenses increased to $56,000 for the six months ending June 30, 1999 compared to $43,000 for the six months ending June 30, 1998 reflecting slightly higher interest expense for 1999.

     INTEREST INCOME. Interest income increased to $1.1 million for the six months ending June 30, 1999 from $687,000 for the six months ending June 30, 1998 due primarily to interest earned on higher cash and short-term investment balances available as a result of the proceeds of the Company's initial public offering of its Common Stock in March 1998.

     INCOME TAXES. The Company's effective tax rate was 35.6% and 36.8% for each of the six months ending June 30, 1999 and 1998, respectively. Such effective tax rates were lower than the statutory tax rates due primarily to research and development tax credits. The rate is higher in 1998 due to the non-deductibility of deferred stock compensation associated with the issuance of stock options. As of June 30, 1999, the research and development tax credit has not been renewed. If this provision in the tax code is not retroactively renewed, the loss of this credit will result in a higher effective rate for the Company in future periods.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception in 1989, the Company has financed its operations primarily through cash generated by operations and cash raised through its March 1998 initial public offering. At June 30, 1999, the Company's cash, cash equivalents and marketable securities aggregated approximately $41.9 million, of which cash and cash equivalents aggregated approximately $2.1 million. The Company's working capital was $48.4 million at June 30, 1999.

     Accounts receivable increased to $10.4 million at June 30, 1999 from $9.1 million at December 31, 1998 as a result of increased unbilled project revenue and delays in the collection of certain accounts receivable. Included in accounts receivable was approximately $2.6 million of unbilled project revenue at June 30, 1999 as compared to $1.5 million at December 31, 1998.

     The Company bills its customers, several of which are based in Korea and Japan, in U.S. dollars at agreed-upon contractual terms. The Company has not experienced any significant negative effects on its liquidity as a result of the volatility and devaluation trends that have been experienced in certain Asian markets, although no assurance can be made that the Company will not experience difficulty collecting accounts receivable from such customers in the future. Accounts receivable at June 30, 1999 includes approximately $559,000 from customers in this region.

     The  Company's  capital  expenditures  were  approximately  $1,424,000  and
$341,000 for the six months ending June 30, 1999 and 1998, respectively. The increase in equipment and facilities-related expenditures are primarily the result of the move to an expanded corporate headquarters facility in Bridgewater, New Jersey to accommodate current and future growth. The Company anticipates higher levels of equipment and facility expenditures in the Texas office in the foreseeable future as it also moves this office in July 1999 to accommodate current and future growth.

     In June 1999, the Company entered into a five year capital lease agreement at an annual interest rate of 8.21%. Assets recorded under this lease are included in fixed assets. Annual lease payments approximate $170,000.

     In August 1997, the Company obtained an unsecured revolving credit facility with a bank pursuant to which the Company may borrow up to a maximum of $3.0 million. Borrowings under this line of credit bear interest at the bank's prime rate less 0.25% on aggregate principal amounts outstanding of less than $1.0 million and at the bank's prime rate for aggregate principal amounts exceeding $1.0 million. No borrowings under this line were outstanding as of June 30, 1999. This credit facility contains, among other provisions, covenants which (i) mandate the amount of working capital the Company must maintain at the end of each calendar quarter and (ii) restrict the Company's ability to pay cash dividends. The unsecured revolving credit facility expires on August 5, 2000.

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

     TOOL SUITES AND PRE-BUILT APPLICATIONS. The Company has conducted an internal review and believes that its tool suites (and their update if applicable) developed after May 27, 1997 have been tested and are Year 2000 compliant. These products (original version number noted) include:

               PRODUCT NAME                             VERSION
               ------------                             -------
               ASN.C/C++                                 3.5.3
               Agent Tester                              2.0.1
               CMIP Translator                           1.0.1
               Distributed Systems Generator             4.2.0
               GDMO Agent Emulator                       2.0.0
               GDMO Agent Toolkit                        2.0.0
               GDMO Compiler                             3.0.0
               LNP Test Extensions                       2.0.0
               Manager Code Generator                    1.0.4
               Manager Toolkit                           1.0.0
               Marben OSIAM Stack                      2.6f/2.6g
               Visual Agent Builder                      1.0.0
               LSMS                                      2.0.1

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

     The Company does not denominate its international revenues in foreign currencies. The Company currently does not believe that the euro conversion will have a material impact on the Company's results of operations or financial condition.

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

     OPTION GRANTS

     1. During the second quarter of 1999, the Company granted stock options pursuant to its 1998 Stock Plan which were not registered under the Securities Act of 1933, as amended (the "Securities Act"). All of such option grants were granted at the then current fair market value of the Common Stock. The following table sets forth certain information regarding such grants during the quarter:

                                                  WEIGHTED
                                                   AVERAGE
                              NUMBER              EXERCISE
                            OF SHARES               PRICE
                            ---------               -----
                             199,661              $ 11.31

     COMMON STOCK ISSUANCES

     2. During the second quarter of 1999, the Company issued shares of Common Stock pursuant to exercises of stock options granted under its 1993 Stock Option Plan which were not registered under the Securities Act. The following table sets forth certain information regarding such issuances during the quarter:

                                                  WEIGHTED
                                                   AVERAGE
                              NUMBER              EXERCISE
                            OF SHARES               PRICE
                            ---------               -----

                             126,822              $ 2.98


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

USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

     On March 12, 1998, the Commission declared effective the Company's Registration Statement (Registration Statement No. 333-43827) as filed with the Commission in connection with the Company's initial public offering of Common Stock, which was managed by BT Alex. Brown Incorporated, BancAmerica Robertson Stephens and SoundView Financial Group, Inc. Pursuant to such Registration Statement, the Company registered and sold an aggregate of 2,500,000 shares of its Common Stock, for a gross aggregate offering price of $40.0 million. The Company incurred underwriting discounts and commissions of approximately $2.8 million. In connection with such offering, the Company incurred total expenses of approximately $1.1 million. As of June 30, 1999, all of the $36.1 million in net proceeds received by the Company upon consummation of such offering, pending specific application, were invested in short-term, investment-grade, interest-bearing instruments.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of the Company (the "Meeting") was held on June 10, 1999.

     There were present at the Meeting in person or by proxy shareholders holding an aggregate of 9,103,585 shares of Common Stock. The results of the vote taken at such Meeting with respect to each nominee for director were as follows:

          Common Stock Nominees         For                   Withheld
          ---------------------         ---                   --------
William P. McHale, Jr.             9,093,265 Shares         10,320 Shares
S. Daniel Shia                     9,093,265 Shares         10,320 Shares
Bruce R. Evans                     9,093,265 Shares         10,320 Shares
John C. Thibault                   9,093,265 Shares         10,320 Shares
Jacob J. Goldberg                  9,093,265 Shares         10,320 Shares

     In addition, a vote of the shareholders was taken at the Meeting on the proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent auditors of the Company for the fiscal year ending December 31, 1999. Of the shares present at the meeting in person or by proxy, 9,097,037 shares of Common Stock were voted in favor of such proposal, 2,330 shares of

Common Stock were voted against such proposal and 4,218 shares of Common Stock abstained from voting.

ITEM 5.   OTHER INFORMATION

     RELOCATION OF PRINCIPAL EXECUTIVE OFFICES

     In June 1999, the Company moved its Principal  Executive  Offices from 1011
US  Highway  22,  Bridgewater,   New  Jersey,  08807  to  1160  US  Highway  22,
Bridgewater, New Jersey, 08807.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits.

              27     - Financial Data Schedule.

     (b)      Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             DSET CORPORATION




DATE:      August 16, 1999                   By:/s/ William P. McHale, Jr.
                                                --------------------------------
                                                William P. McHale, Jr.
                                                President and Chief Executive
                                                Officer
                                                (Principal Executive Officer)




DATE:      August 16, 1999                   By:/s/ Susan M. Boykas
                                                --------------------------------
                                                Susan M. Boykas
                                                Acting Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)