Form 10-Q
period 1999-09-30
DSET CORP
filed 1999-11-15
CIK 1052196

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                               ------------------
                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                           Commission File No. 0-23611

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

               Yes:  X                                 No:
                   ----                                   ----

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of October 29, 1999:

          Class                                        Number of Shares
          -----                                        ----------------

   Common Stock, no par value                             10,611,888

                                DSET CORPORATION

                                TABLE OF CONTENTS
                                -----------------


                                                                           Page
                                                                           ----

PART I.   FINANCIAL INFORMATION..........................................    1

     Item 1.  Financial Statements.......................................    1

              Consolidated Balance Sheets as of September 30, 1999
                (unaudited) and December 31, 1998 (audited)..............    2

              Consolidated Statements of Income for the Three Months
                Ended September 30, 1999 and 1998 (unaudited)............    3

              Consolidated Statements of Income for the Nine Months
                Ended September 30, 1999 and 1998 (unaudited)............    4

              Consolidated Statements of Cash Flows for the Nine Months
                Ended September 30, 1999 and 1998 (unaudited)............    5

              Notes to Consolidated Financial Statements (unaudited).....    6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................   11

              Forward-Looking Statements.................................   12

              Results of Operations......................................   13

              Liquidity and Capital Resources............................   15

              Year 2000 Compliance.......................................   17

              European Monetary Union....................................   20

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk.   20

PART II.   OTHER INFORMATION.............................................   21

     Item 2.  Changes in Securities and Use of Proceeds..................   21

     Item 5.  Other Information..........................................   22

     Item 6.  Exhibits and Reports on Form 8-K...........................   23

SIGNATURES ..............................................................   24

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                          Item 1. Financial Statements.

                                DSET CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                            SEPTEMBER 30, 1999       DECEMBER 31, 1998
                                                            ------------------       -----------------
                     ASSETS                                     (unaudited)              (audited)
Current assets:
  Cash and cash equivalents............................      $     1,846,002          $     1,159,070
  Marketable securities................................           38,015,556               43,863,980
  Accounts receivable, net of allowance for doubtful
    accounts of $251,403 and $175,979..................           16,037,069                9,108,059
  Deferred income taxes................................              469,454                  258,144
  Prepaid expenses and other current assets............              561,367                  193,418
                                                               --------------           --------------
    Total current assets...............................           56,929,448               54,582,671

Acquired technology, net...............................            4,488,108                       --
Capitalized software development costs, net............              618,649                       --
Fixed assets, net......................................            3,090,156                1,592,114
Goodwill, net..........................................            1,501,683                  129,864
Other assets...........................................            1,452,743                  548,963
                                                               --------------           --------------
    Total assets.......................................      $    68,080,787          $    56,853,612
                                                               ==============           ==============

        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses................      $     5,062,030          $     3,560,994
  Income taxes payable.................................              955,537                  145,673
  Deferred revenues....................................            1,889,763                1,726,906
  Note payable.........................................            1,068,750                  111,657
  Current portion of capital lease obligation..........              126,198                       --
                                                               --------------           --------------
    Total current liabilities..........................            9,102,278                5,545,230
  Long term portion of capital lease obligation........              602,219                       --
  Long term note payable...............................            1,282,029                       --
  Deferred income taxes................................              762,131                  119,127
                                                               --------------           --------------
    Total liabilities..................................           11,748,657                5,664,357
                                                               --------------           --------------

Commitments

Shareholders' equity:
Common stock, no par value; 40,000,000 shares
  authorized, 10,567,900 and 9,817,559 shares
  issued and outstanding at September 30, 1999
  and December 31, 1998, respectively..................           43,735,456               41,912,361
Deferred stock compensation............................             (305,689)                (494,306)
Retained earnings......................................           13,091,437                9,731,077
Unrealized appreciation (depreciation)
  on investments.......................................             (189,074)                  40,123
                                                               --------------           --------------
    Total shareholders' equity.........................           56,332,130               51,189,255
                                                               --------------           --------------
    Total liabilities and shareholders' equity.........      $    68,080,787          $    56,853,612
                                                               ==============           ==============





   The accompanying notes are an integral part of these financial statements.

                               DSET CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                      -------------------------------------
                                                              1999                1998*
                                                      ----------------     ----------------
REVENUES:
  License revenues..............................       $    6,558,838      $    3,706,650
  Service revenues..............................            6,350,351           4,115,359
                                                         -------------       -------------
      Total revenues............................           12,909,189           7,822,009
                                                         -------------       -------------

COST OF REVENUES:
  License revenues..............................              622,169             392,599
  Service revenues..............................            2,078,658           1,220,544
                                                         -------------       -------------
      Total cost of revenues....................            2,700,827           1,613,143
                                                         -------------       -------------

    Gross profit................................           10,208,362           6,208,866
                                                         -------------       -------------

OPERATING EXPENSES:
  Sales and marketing...........................            3,351,419           2,296,794
  Research and product development..............            2,956,103           1,496,261
  General and administrative....................            1,201,819             600,391
                                                         -------------       -------------
      Total operating expenses..................            7,509,341           4,393,446
                                                         -------------       -------------

    Operating income............................            2,699,021           1,815,420

Amortization....................................              (16,702)             (9,502)
Interest expense and other income (expense).....              (21,017)            (17,117)
Interest income.................................              567,237             604,521
                                                         -------------       -------------
Income before taxes.............................            3,228,539           2,393,322

Provision for income taxes......................            1,093,326             849,399
                                                         -------------       -------------
Net income......................................       $    2,135,213      $    1,543,923
                                                         =============       =============

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized appreciation (depreciation)
  investments...................................              (23,596)             56,508
                                                         -------------       -------------
Comprehensive income............................            2,111,617           1,600,431
                                                         =============       =============

Net income per common share.....................       $         0.20      $         0.16
                                                         =============       =============
Weighted average number of common shares
  outstanding...................................           10,512,423           9,556,439
                                                         =============       =============

Net income per common share assuming
  dilution......................................       $         0.19      $         0.13
                                                         =============       =============
Weighted average number of common shares and
  common equivalent shares outstanding..........           11,507,859          11,451,547
                                                         =============       =============

         *Certain amounts have been reclassified for comparative purpose
   The accompanying notes are an integral part of these financial statements.

                                DSET CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                      ------------------------------------
                                                              1999              1998*
                                                      ------------------------------------
REVENUES:
  License revenues............................          $   15,957,911      $    9,923,234
  Service revenues............................              13,545,246          10,161,077
                                                          -------------       -------------
      Total revenues..........................              29,503,157          20,084,311
                                                          -------------       -------------

COST OF REVENUES:
  License revenues............................               1,183,836           1,147,305
  Service revenues............................               4,982,869           2,854,423
                                                          -------------       -------------
      Total cost of revenues..................               6,166,705           4,001,728
                                                          -------------       -------------

    Gross profit..............................              23,336,452          16,082,583
                                                          -------------       -------------

OPERATING EXPENSES:
  Sales and marketing.........................               8,727,551           6,392,672
  Research and product development............               7,766,042           4,596,538
  General and administrative..................               3,187,824           1,777,144
                                                          -------------       -------------
      Total operating expenses................              19,681,417          12,766,354
                                                          -------------       -------------

    Operating income..........................               3,655,035           3,316,229

Amortization..................................                (103,545)            (28,506)
Interest expense and other income (expense)...                 (96,472)            (44,834)
Interest income...............................               1,674,522           1,276,641
                                                          -------------       -------------
Income before taxes...........................               5,129,540           4,519,530

Provision for income taxes....................               1,769,180           1,632,856
                                                          -------------       -------------
Net income....................................          $    3,360,360      $    2,886,674
                                                          =============       =============

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized appreciation (depreciation)
  investments.................................                (151,271)             56,508
                                                          -------------       -------------
Comprehensive income..........................               3,209,089           2,943,182
                                                          =============       =============

Net income per common share...................          $         0.33      $         0.33
                                                          =============       =============
Weighted average number of common shares
  outstanding.................................              10,314,884           8,757,044
                                                          =============       =============

Net income per common share assuming
  dilution....................................          $         0.30      $         0.26
                                                          =============       =============
Weighted average number of common shares and
  common equivalent shares outstanding........              11,347,781          10,912,984
                                                          =============       =============

         *Certain amounts have been reclassified for comparative purpose
   The accompanying notes are an integral part of these financial statements.

                                DSET CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                              ------------------------------------
                                                                    1999                1998*
                                                              ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..........................................      $    3,360,360       $    2,886,674
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Deferred income taxes...........................             431,694                   --
      Tax benefit from exercise of stock options......             734,919              525,285
      Depreciation....................................             593,036              350,062
      Amortization....................................             231,970               28,507
      Amortization of deferred stock compensation.....             188,617              246,202
      Loss from joint venture.........................              36,238               18,892
      Loss (gain) on disposal of assets...............               4,535               (1,716)
      Changes in assets and liabilities:
        Accounts receivable...........................          (6,860,261)             691,800
        Other assets..................................            (481,707)             (38,401)
        Accounts payable and accrued expenses.........           1,330,797              565,724
        Income taxes payable..........................             779,112              673,565
        Deferred revenues.............................             333,096             (309,702)
                                                              -------------        -------------
         Net cash provided by operating activities....             682,406            5,636,892
                                                              -------------        -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale/maturities of marketable
  securities..........................................         102,997,655           43,151,932
  Purchases of marketable securities..................         (97,378,429)         (82,323,988)
  Acquisition of assets:
    Acquired technology...............................          (3,138,072)                  --
    Goodwill..........................................          (1,351,163)                  --
  Capitalized software development costs..............            (634,788)                  --
  Acquisition of fixed assets.........................          (1,754,912)            (474,556)
  Proceeds from disposition of fixed assets...........                  --                3,059
                                                              -------------        -------------
         Net cash used in investing activities........          (1,259,709)         (39,643,553)
                                                              -------------        -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from capital sale/leaseback................             402,761                   --
  (Loans to) repayment from officers and
    shareholders, net.................................            (100,000)             100,000
  Repayment of note payable...........................            (111,657)            (165,000)
  Repayments capital lease obligation.................             (15,045)                  --
  Proceeds from the issuance of common stock (net)....                  --           36,082,626
  Proceeds from exercise of stock options.............           1,088,176              440,529
                                                              -------------        -------------
         Net cash provided by financing activities....           1,264,235           36,458,155
                                                              -------------        -------------
         Net increase in cash and cash equivalents....             686,932            2,451,494
Cash and cash equivalents, beginning of period........           1,159,070            2,081,846
                                                              -------------        -------------
Cash and cash equivalents, end of period..............      $    1,846,002       $    4,533,340
                                                              =============        =============

Supplemental disclosure of cash flow information:
  Cash paid during the period for income taxes........      $      492,701       $      499,394

  Cash paid during the period for interest............              55,560               10,378
Non-cash activities:
  Conversion of Series A preferred stock to common
    stock.............................................                  --           11,603,996
  Lease of fixed assets...............................             340,702                   --
  Issuance of note payable in acquisition.............           2,282,031                   --

         *Certain amounts have been reclassified for comparative purpose
   The accompanying notes are an integral part of these financial statements.

                                DSET CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 -- BASIS OF PRESENTATION:

     The consolidated information presented for September 30, 1999 and 1998, and for the three-month and nine-month periods then ended, is unaudited, but, in the opinion of DSET Corporation's (the "Company") management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of September 30, 1999 and the results of its operations and its cash flows for the three-month and nine-month periods ended September 30, 1999 and 1998. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's 1998 audited financial statements and accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     Results for the interim period are not necessarily indicative of results that may be expected for the entire year.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     CONSOLIDATION

     The consolidated entity includes DSET Corporation and its wholly owned subsidiaries, DSET Acquisition Corp., a Delaware corporation, Konark Inc., a California corporation, PIC Technologies, Inc., a Delaware corporation, and Chengdu DSET Science & Technology Co., Ltd. (China).

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     MARKETABLE SECURITIES

     The marketable securities portfolio held by the Company consists primarily of short-term securities of grade A or better with maturities of two years or less which are considered to be available for sale securities and are reported at fair value. Unrealized depreciation on investments was $189,074 at September 30, 1999. At September 30, 1998 unrealized appreciation was $85,618.

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

     ACQUIRED TECHNOLOGY

     Acquired technology represents the costs of feasible technology acquired from external sources. At September 30, 1999, acquired technology reflects the purchase price of certain assets of Network Programs LLC ("NPL") and Konark Inc., as well as related costs to acquire such assets.

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

     Software arrangements involving multiple elements are allocated to each element based on vendor specific objective evidence of the elements.

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

     RECENTLY ISSUED ACCOUNTING STANDARDS

     On September 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after September 15, 1999 (January 1, 2000 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position.

NOTE 3 -- NPL ACQUISITION:

     On January 25, 1999, DSET Acquisition Corp., a wholly-owned subsidiary of the Company, consummated the acquisition of certain assets of NPL. The purchase price consisted of $2,500,000 payable in cash to NPL.

     The costs to acquire NPL are recorded as acquired technology and goodwill. In addition, research and development costs associated with bringing the acquired assets to market have been recorded as capitalized software development costs. Amortization of these costs commenced with the shipment of the product in the second quarter of 1999; amortization expense related to this asset was $128,425 through September 30, 1999. All future development costs associated with the product will be expensed.

NOTE 4 -- KONARK INC. ACQUISITION:

      On September 30, 1999 DSET Corporation purchased the capital stock of Konark Inc. ("Konark") and related technologies owned by an affiliate of Konark for an aggregate of approximately $3.3 million financed through cash paid at closing and certain deferred payments. The acquisition price, along with certain other acquisition costs and associated deferred tax liabilities, have been recorded as acquired technology and goodwill that will be amortized over the next five years.

NOTE 5 -- INITIAL PUBLIC OFFERING:

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

NOTE  6 -- EARNINGS PER SHARE:

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (EPS), which specifies the computation, presentation and disclosure requirements for earnings per share of entities with publicly held company stock or potential common stock. The statement defines two earnings per share calculations, basic and diluted. The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing income available to common stock by the weighted average shares outstanding. The objective of diluted EPS is consistent with that of basic EPS, that is to measure the performance of an entity over the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period. The calculation of diluted EPS is similar to basic EPS except the denominator is increased for the conversion of potential common shares. The following table is a reconciliation of the numerator and denominator under each method:

                                            FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                            ---------------------------------------------------------------------------
                                          1999                                   1998
                            ------------------------------------  -------------------------------------
                                                     PER SHARE                               PER SHARE
                            INCOME       SHARES        AMOUNT       INCOME       SHARES       AMOUNT
                            ------       ------      ---------      ------       ------      ----------
BASIC EPS:
Net income
applicable to
common shares.......     $ 2,135,213   10,512,423     $  0.20    $ 1,543,923     9,556,439    $  0.16

ASSUMING
DILUTION:
Net income
applicable to
common shares:
  Warrants..........              --      150,893                         --       154,634
  Stock options.....              --      844,543                         --     1,740,474
                         -----------   ----------                -----------   -----------
                         $ 2,135,213   11,507,859     $  0.19    $ 1,543,923    11,451,547    $  0.13
                         ===========   ==========                ===========    ==========

                                             FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                            ---------------------------------------------------------------------------
                                          1999                                   1998
                            ------------------------------------  -------------------------------------
                                                     PER SHARE                               PER SHARE
                            INCOME       SHARES        AMOUNT       INCOME       SHARES       AMOUNT
                            ------       ------      ---------      ------       ------      ----------
BASIC EPS:
Net income
applicable to
common shares.......     $ 3,360,360   10,314,884     $  0.33    $ 2,886,674     8,757,044    $  0.33

ASSUMING
DILUTION:
Net income
applicable to
common shares:
  Warrants..........              --      152,543                         --       157,484
  Stock options.....              --      880,354                         --     1,998,456
                         -----------   ----------                -----------   -----------
                         $ 3,360,360   11,347,781     $  0.30    $ 2,886,674    10,912,984    $  0.26
                         ===========   ==========                ===========    ==========

NOTE 7 -- CAPITAL LEASE OBLIGATION:

     In June 1999, the Company entered into a five year capital lease agreement mainly for office furniture and fixtures in the new facilities in Bridgewater, New Jersey and Plano, Texas at an annual interest rate of 8.21%. Annual lease payments approximate $180,000. Assets recorded under this lease are included in fixed assets as follows:

                                        September 30, 1999     December 31, 1998
                                        ------------------     -----------------
      Furniture and fixtures......        $    743,462           $        --
      Accumulated amortizations...             (24,999)                   --
                                        ------------------     -----------------
                                          $    718,463           $        --
                                        ==================     =================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     DSET is a leading provider of software solutions created specifically for the global telecommunications marketplace. The DSET suite of electronic-bonding gateways interconnects the operational support systems ("OSS") of competing telecommunications providers that must trade information and share network capabilities to serve customers. In addition, DSET's local number portability ("LNP") solutions also play a key role in enabling customers to change telecommunications service providers without changing their local phone numbers. The Telecommunications Act of 1996 encourages competition among providers of local phone services by requiring the incumbent regional Bell operating companies to allow competitive local exchange carriers ("CLECs") to lease portions of the incumbents' networks and access their OSSs. Hundreds of CLECs are vying to win customers from the incumbents by offering better pricing and service. With DSET solutions, CLECs can complete key tasks that assist "provisioning" or "service-fulfillment" of phone service for new customers in days rather than weeks. In addition, DSET solutions help CLECs maintain a higher level quality of service for their customers.

     Historically, the Company has focused on the creation of applications that could be distributed among many processors in order to solve highly complex problems in the network management arena. Additionally, the Company developed extensive knowledge of requirements for multiple protocols and multi-vendor communications as well as real time operating systems. From this knowledge base the Company created suites of tools that facilitate the development of Telecommunications Management Network ("TMN") solutions. These tools and related services are predominately sold to network equipment vendors, both domestically and internationally. Until 1999, substantially all the Company's revenues had been derived from application development tools and applications or services based on TMN standards.

     The Company's continued success will depend on continued growth in the market for advanced telecommunications products and services such an LNP solutions and OSS interconnect products.

     The Company's revenues are generated from two sources: license and service revenues from CLECs and license and service revenues from network equipment vendors.

     For the quarters ended September 30, 1999 and 1998, the Company derived approximately 50.8% and 47.4%, respectively, of its total revenues from license revenues and approximately 49.2% and 52.6%, respectively, of its total revenues from service revenues. During the third quarter of 1999, revenues generated from CLECs were approximately $7.4 million. Revenues generated from network equipment vendors for tools and related services were approximately $5.5 million.

     The Company had no customer accounting for more than 10% of revenues for the quarter ending September 30, 1999, and one customer which accounted for 18.3% of revenues for the quarter ending September 30, 1998. The Company had no customer accounting for more than 10% of revenues for the nine months ending September 30, 1999 and one customer which accounted for 16.8% of revenues for the nine months ending September 30, 1998. The Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. As a result of this customer concentration, the Company's revenues from quarter to quarter and business, financial condition and results of operations may be subject to substantial period-to-period fluctuations.

     The Company derives a portion of its revenues from international sales which constituted approximately 4.7% and 9.5% of the Company's total revenues in the quarters ended September 30, 1999 and 1998, respectively. The Company's international sales currently are United States dollar-denominated. As a result, an increase in the value of the United States dollar relative to foreign currencies could make the Company's products and services less competitive in international markets.

     On January 25, 1999, DSET Acquisition Corp., a wholly-owned subsidiary of the Company, consummated the acquisition of certain assets of Network Programs LLC ("NPL"). The purchase price consisted of $2.5 million payable in cash to NPL. NPL provided specialized software to CLECs.

      On September 30, 1999, the Company completed the purchase of the capital stock of Konark Inc. ("Konark") and related technologies owned by an affiliate of Konark for an aggregate of approximately $3.3 million financed through cash paid at closing and certain deferred payments.

FORWARD-LOOKING STATEMENTS

     Statements contained in this Form 10-Q that are not based on historical fact are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. In particular, the Company's statements relating to the Year 2000 compliance of its products and internal systems are forward-looking statements intended to qualify for the safe harbor provided by the Exchange Act. Such forward-looking statements involve risks and uncertainties, including, but not limited to: (i) the Company's dependence on the rapidly evolving telecommunications industry in general, and the local exchange carrier market in particular, (ii) the Company's dependence on the TMN industry standard, (iii) rapid technological change in the Company's industry, (iv) risks associated with the development and marketing of new products, including carrier-to-carrier applications, such as LNP or OSS gateways, (v) risks associated with acquisitions of businesses by the Company, including risks relating to unanticipated liabilities or expenses or lower than expected revenues of such acquired businesses, and (vi) risks and variables, including engineering costs, associated with the remediation of certain of the Company's products which are not Year 2000 compliant. The success of the Company depends to a large degree upon increased utilization of its carrier-to-carrier applications, such as LNP or OSS interconnection gateways, by telecommunications carriers and network equipment vendors, the buying patterns of CLECs and the continued demand for application development tools and custom application development services. As a result of such risks and others expressed from time to time in the Company's filings with the Securities and Exchange Commission (the

"Commission"), the Company's actual results may differ materially from the results discussed in or implied by the forward-looking statements contained herein.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     REVENUES. Total revenues increased 65.0% to $12.9 million in the third quarter of 1999 from $7.8 million in the third quarter of 1998. License revenues increased 76.9% to $6.6 million in the third quarter of 1999 from $3.7 million in the third quarter of 1998. This increase was primarily attributable to sales of carrier-to-carrier products. Service revenues increased 54.3% to $6.3 million in the third quarter of 1999 from $4.1 million in the third quarter of 1998. This increase was primarily attributable to increased custom development projects for network equipment vendors, CLECs and other carriers. In the quarters ended September 30, 1999 and 1998, the Company derived approximately 50.8% and 47.4%, respectively, of its total revenues from license revenues and approximately 49.2% and 52.6%, respectively, of its total revenues from service revenues.

     GROSS PROFIT. The Company's gross profit increased 64.4% to $10.2 million in the third quarter of 1999 from $6.2 million in the third quarter of 1998. Gross profit percentage decreased slightly to 79.1% of total revenues in the third quarter of 1999 from 79.4% in the third quarter of 1998. Gross profit percentage for license revenues increased to 90.5% for the third quarter of 1999 from 89.4% in the third quarter of 1998 due to less third party software as a component of revenues and sales of more internally developed products. Gross profit percentage for service revenues decreased to 67.3% in the third quarter of 1999 from 70.3% in the third quarter of 1998. This decrease was primarily attributable to increased use of outside consultants to complete custom development projects. The Company anticipates that it will continue to experience downward pressure relative to service revenues due to such outsourcing.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses increased 45.9% to $3.4 million in the third quarter of 1999 from $2.3 million in the third quarter of 1998, and decreased to 26.0% of total revenues in the third quarter of 1999 from 29.3% of total revenues in the third quarter of 1998. The increase in such costs in absolute dollars was primarily attributable to the hiring of additional personnel for the Company's sales force and the marketing departments.

     RESEARCH AND PRODUCT DEVELOPMENT EXPENSES. Research and product development expenses increased 97.6% to $3.0 million in the third quarter of 1999 from $1.5 million in the third quarter of 1998, and increased to 22.9% of total revenues in the third quarter of 1999 from 19.1% of total revenues in the third quarter of 1998. This increase in research and product development expenses both in absolute dollars and as a precentage of revenues was due primarily to the hiring of former NPL employees and additional personnel expenses attributable to an increase in staffing due to expansion in the number of projects under development.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 100.2% to $1.2 million in the third quarter of 1999 from $600,391 in the third quarter of 1998, and increased to 9.3% of total revenues in the third quarter of 1999 from 7.7% of total revenues in the third quarter of 1998. The increase of general and administrative expenses was due to planned additional staffing, recruiting and relocation costs and outside services costs.

     INTEREST INCOME. Interest income decreased to $567,237 from $604,521 for the quarter ending September 30, 1999 reflecting lower interest rates and lower average daily balances in 1999 as compared to the corresponding period in 1998.

     INTEREST EXPENSE AND OTHER INCOME AND EXPENSES, NET. Net interest expense and other income and expense increased to $21,017 for the quarter ending September 30, 1999 from $17,117 from the quarter ending September 30, 1998.

     INCOME TAXES. The Company's effective tax rate was 33.9% and 35.5% for each of the quarters ended September 30, 1999 and 1998, respectively. Such effective tax rates are lower than statutory tax rates due primarily to research and development tax credits. As of September 30, 1999, the research and development tax credit has not been renewed. All indications are that it will be renewed. If this provision is not retroactively renewed to June 30, 1999, the loss of this credit will result in a higher effective tax rate for the Company in future periods. The higher rate in 1998 was due to the non-deductible nature of deferred stock compensation associated with the issuance of stock options.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

     REVENUES. Total revenues increased 46.9% to $29.5 million for the nine months ending September 30, 1999 from $20.1 million for the nine months ending September 30, 1998. License revenues increased 60.8% to $16.0 million for the nine months ending September 30, 1999 from $9.9 million for the nine months ending September 30, 1998. The increase in revenue is due to the sale of carrier-to-carrier products. Service revenues increased 33.3% to $13.5 million for the nine months ending September 30, 1999 from $10.2 million for the nine months ending September 30, 1998. This increase was primarily attributable to an increase in custom development projects and maintenance fees. In the nine months ending September 30, 1999 and 1998, the Company derived approximately 54.1% and 49.4%, respectively, of its total revenues from license revenues and approximately 45.9% and 50.6%, respectively, of its total revenues from service revenues.

     GROSS PROFIT. The Company's gross profit increased 45.1% to $23.3 million for the nine months ending September 30, 1999 from $16.1 million for the nine months ending September 30, 1998. Gross profit percentage decreased to 79.1% of total revenues for the nine months ending September 30, 1999 from 80.1% for the nine months ending September 30, 1998. Gross profit percentage for license revenues increased to 92.6% for the nine months ending September 30, 1999 from 88.4% for the nine months ending September 30, 1998 due to less third party software as a component of revenues and sales of more internally developed products. Gross profit percentage for service revenues decreased to 63.2% for the nine months ending September 30, 1999 from 71.9% for the nine months ending September 30, 1998. This decrease was primarily attributable to increased use of outside consultants to complete custom development projects. The Company anticipates that it will continue to experience downward pressure relative to service revenues due to such outsourcing.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses increased 36.5% to $8.7 million for the nine months ending September 30, 1999 from $6.4 million for the nine months ending September 30, 1998, and decreased to 29.6% of total revenues for the nine months ending September 30, 1999 from 31.8% of total revenues for the nine months ending September 30,

1998. This increase in costs was primarily due to the hiring of additional personnel for the Company's sales force and the marketing department and a provision for bad debts. The decrease as a percentage of revenue is attributable to lower commission rates associated with employed sales personnel as compared to outside agents' commission.

     RESEARCH AND PRODUCT DEVELOPMENT EXPENSES. Research and product development expenses increased 69.0% to $7.8 million for the nine months ending September 30, 1999 from $4.6 million for the nine months ending September 30, 1998, and increased to 26.3% of total revenues for the nine months ending September 30, 1999 from 22.9% of total revenues for the nine months ending September 30, 1998. This increase in research and product development expenses both in absolute dollars and as a percentage of revenues was due primarily to the hiring of NPL employees, the hiring of additional outside consultants and additional personnel expenses attributable to an increase in staffing due to an expansion in the number of projects under development.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 79.4% to $3.2 million for the nine months ending September 30, 1999 from $1.8 million for the nine months ending September 30, 1998, and increased to 10.8% of total revenues for the nine months ending September 30, 1999 from 8.9% of total revenues for the nine months ending September 30, 1998. The increase of general and administrative expenses was due to additional staffing, recruiting and relocation costs and outside services costs.

     INTEREST INCOME. Interest income increased to $1.7 million from $1.3 million for the nine months ending September 30, 1999 due primarily to interest earned on higher cash and short-term investment balances available as a result of the Company's initial public offering of its Common Stock in March 1998.

     INTEREST EXPENSE AND OTHER INCOME AND EXPENSES, NET. Net interest expense and other income and expense increased to $96,472 for the nine months ending September 30, 1999 from $44,834 from the nine months ending September 30, 1998, reflecting higher interest, a larger loss from the Company's European joint venture and other miscellaneous cost increases.

     INCOME TAXES. The Company's effective tax rate was 34.5% and 36.1% for each of the nine months ending September 30, 1999 and 1998, respectively. Such effective tax rates were lower than the statutory tax rates due primarily to research and development tax credits. The rate is higher in 1998 due to the non-deductibility of deferred stock compensation associated with the issuance of stock options. As of September 30, 1999, the research and development tax credit has not been renewed. All indications are that it will be renewed. If this provision in the tax code is not retroactively renewed to June 30, 1999, the loss of this credit will result in a higher effective tax rate for the Company in future periods.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception in 1989, the Company has financed its operations primarily through cash generated by operations and cash raised through its March 1998 initial public offering. At September 30, 1999, the Company's cash, cash equivalents and marketable securities aggregated approximately $39.9 million, of which cash and cash equivalents aggregated approximately $1.8 million. The Company's working capital was $48.8 million at September 30, 1999.

     Accounts receivable increased to $16.0 million at September 30, 1999 from $9.1 million at December 31, 1998 as a result of increased unbilled project revenue and delays in the collection of certain accounts receivable. Included in accounts receivable was approximately $4.3 million of unbilled project revenue at September 30, 1999 as compared to $1.5 million at December 31, 1998.

     The Company bills its customers, several of which are based in Korea and Japan, in U.S. dollars at agreed-upon contractual terms. The Company has not experienced any significant negative effects on its liquidity as a result of the volatility and devaluation trends that have been experienced in certain Asian markets, although no assurance can be made that the Company will not experience difficulty collecting accounts receivable from such customers in the future. Accounts receivable at September 30, 1999 includes approximately $753,865 from customers in this region.

     The Company's capital expenditures were approximately $2.1 million and $474,556 for the nine months ending September 30, 1999 and 1998, respectively. The increase in equipment and facilities-related expenditures are primarily the result of the move to an expanded corporate headquarters facility in Bridgewater, New Jersey and the move of the Texas office to accommodate current and future growth.

     In June 1999, the Company entered into a five year capital lease agreement at an annual interest rate of 8.21%. Assets recorded under this lease are included in fixed assets. Annual lease payments approximate $180,000.

     In August 1997, the Company obtained an unsecured revolving credit facility with a bank pursuant to which the Company may borrow up to a maximum of $3.0 million. Borrowings under this line of credit bear interest at the bank's prime rate less 0.25% on aggregate principal amounts outstanding of less than $1.0 million and at the bank's prime rate for aggregate principal amounts exceeding $1.0 million. No borrowings under this line were outstanding as of September 30, 1999. This credit facility contains, among other provisions, covenants which (i) mandate the amount of working capital the Company must maintain at the end of each calendar quarter and (ii) restrict the Company's ability to pay cash dividends. The unsecured revolving credit facility expires on August 5, 2000.

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

     ACQUISITIONS

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

      On September 30, 1999, DSET Corporation purchased the capital stock of Konark and related technologies owned by an affiliate of Konark for an aggregate of approximately $3.3 million financed through cash paid at closing and certain deferred payments. The purchase provided DSET with all rights to: (i) two electronic-bonding gateways that the Company previously had been reselling; and
(ii) a new Electronic Access Ordering product. Electronic Access Ordering facilitates the ordering of high-speed access circuits by a CLEC from an incumbent local exchange carrier enabling the CLEC to rapidly activate new service for its customers.

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

     TOOL SUITES AND PRE-BUILT APPLICATIONS. The Company has conducted an internal review and believes that its tool suites (and their update if applicable) developed after May 27, 1997 have been tested and are Year 2000 compliant. These products include:

                   PRODUCT NAME                              VERSION
                   ------------                              -------
                   ASN.C/C++                             3.5.3 and later
                   Agent Tester                          2.0.1 and later
                   CMIP Translator                       1.0.1 and later
                   Distributed Systems Generator         4.2.0 and later
                   GDMO Agent Emulator                   2.0.0 and later
                   GDMO Agent Toolkit                    2.0.0 and later
                   GDMO Compiler                         3.0.0 and later
                   LNP Test Extensions                   2.0.0 and later
                   Manager Code Generator                1.0.4 and later
                   Manager Toolkit                       1.0.0 and later
                   Marben OSIAM Stack                  2.6f/2.6g and later
                   Visual Agent Builder                  1.0.0 and later
                   LSMS                                  2.0.1 and later

     The Company's pre-built electronic bonding gateways and network management applications have been tested for Year 2000 compliance. All modifications to these applications are analyzed for Year 2000 compliance prior to their release.

     CUSTOM APPLICATIONS. In November 1998, the Company determined that certain custom applications developed and delivered to approximately ten customers were not Year 2000 compliant. All of these customers were notified of such Year 2000 compliance status in November 1998. The Company has also analyzed the extent to which any of the affected custom applications were integrated by customers into other products which may expose the Company to claims from its customers. The Company has agreed to assist each of these customers with any and all remediation solutions required to achieve Year 2000 compliance with the Company's products. To date, the Company's remediation has not significantly or materially adversely affected the Company's financial condition and results of operations. The Company has incurred certain remediation expenses related to such compliance, pursuant to the warranty provisions of the applicable agreements. A failure to properly implement any correction, or problems with any correction, could cause errors in customers' products which may materially impact the functionality of those products.

     THIRD PARTY RELATIONSHIPS. The Company is dependent on various third party software and hardware vendors and suppliers. The Company is also dependent on third party service providers and partners such as telephone companies, banks, insurance carriers, auditors and marketing partners. The failure of such third parties to deliver Year 2000 compliant products or to remediate their internal systems could jeopardize the Company's ability to meet its obligations to its customers. As a result, the Company is presently conducting inquiries of its outside vendors, suppliers, service providers and marketing partners to identify and resolve Year 2000 exposure. To date, the Company has identified one company whose product is not Year 2000 certified. Tests are planned to verify Year 2000 compliance for this product. Upon completion of the testing, the Company will be able to assess such exposure and financial inpact, if any, should such party fail to be Year 2000 compliant.

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

     CONTINGENCY PLANS. The Company believes its plans for addressing the Year 2000 Problem are adequate. The Company does not believe it will incur a material financial impact from system failures, or from the costs associated with assessing the risks of failure, arising from the Year 2000 Problem. The Company has assembled a response team which will be on 24 hour call during the change of 1999 to the year 2000. Consequently, the Company does not intend to create a detailed contingency plan. In the event that the Company does not adequately identify and resolve its Year 2000 issues, the absence of a detailed contingency plan may materially adversely affect the Company's business, financial condition and results of operations.

EUROPEAN MONETARY UNION

     On January 1, 1999, eleven of the fifteen member countries of the European Union set fixed conversion rates between their existing currencies and the euro. At such time, these participating countries adopted the euro as their common legal currency. The eleven participating countries now issue sovereign debt exclusively in euros and will redenominate outstanding sovereign debt. The legacy currencies will continue to be used as legal tender through January 1, 2002, at which point the legacy currencies will be canceled and euro bills and coins will be used for cash transactions in the participating countries.

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

                           PART II. OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

CHANGES IN SECURITIES

     The following information relates to all securities of the Company sold by the Company within the past quarter which were not registered under the securities laws at the time of grant, issuance and/or sale:

     OPTION GRANTS

     1. During the third quarter of 1999, the Company granted stock options pursuant to its 1998 Stock Plan which were not registered under the Securities Act of 1933, as amended (the "Securities Act"). All of such option grants were granted at the then current fair market value of the Common Stock. The following table sets forth certain information regarding such grants during the quarter:

                                                    WEIGHTED
                                                     AVERAGE
                                    NUMBER          EXERCISE
                                  OF SHARES          PRICE
                                  ---------         --------

                                   227,750           $11.38

     COMMON STOCK ISSUANCES

     2. During the third quarter of 1999, the Company issued shares of Common Stock pursuant to exercises of stock options granted under its 1993 Stock Option Plan and 1998 Stock Plan which were not registered under the Securities Act. The following table sets forth certain information regarding such issuances during the quarter:

                                                    WEIGHTED
                                                     AVERAGE
                                    NUMBER          EXERCISE
                                  OF SHARES          PRICE
                                  ---------         --------

                                    99,943            $2.63

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

USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

     On March 12, 1998, the Commission declared effective the Company's Registration Statement (Registration Statement No. 333-43827) as filed with the Commission in connection with the Company's initial public offering of Common Stock, which was managed by BT Alex. Brown Incorporated, BancAmerica Robertson Stephens and SoundView Financial Group, Inc. Pursuant to such Registration Statement, the Company registered and sold an aggregate of 2,500,000 shares of its Common Stock, for a gross aggregate offering price of $40.0 million. The Company incurred underwriting discounts and commissions of approximately $2.8 million. In connection with such offering, the Company incurred total expenses of approximately $1.1 million. As of September 30, 1999, all of the $36.1 million in net proceeds received by the Company upon consummation of such offering, pending specific application, were invested in short-term, investment-grade, interest-bearing instruments.

     On January 25, 1999, DSET Acquisition Corp., a wholly-owned subsidiary of the Company, consummated the acquisition of certain assets of NPL. The purchase price consisted of $2.5 million payable in cash to NPL. NPL provided specialized software to CLECs.

      On September 30, 1999, DSET Corporation purchased the capital stock of Konark and related technologies owned by an affiliate of Konark for an aggregate of approximately $3.3 million financed through cash paid at closing and certain deferred payments. Konark provided software which enabled CLECs to rapidly activate new services for their customers.

     For working capital restrictions and limitations on the payment of dividends, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 5.   OTHER INFORMATION.

     RESIGNATION OF DIRECTOR

     Effective September 20, 1999, Mr. John Thibault resigned his position as member of the Company's Board of Directors to pursue other interests.

     APPOINTMENT OF DIRECTOR

     On September 14, 1999, Charles Daniel Yost joined the Company's Board of Directors. Mr. Yost currently serves as the president and chief operating officer of Allegiance Telecom, Inc. Prior to joining Allegiance Telecom, Mr. Yost was the president and chief operating officer of NETCOM On-Line Communication Services, Inc. Prior to that, Mr. Yost served as the president of the Southwest Region of AT&T Wireless Services, Inc.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

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




                                       DSET Corporation




DATE:  November 15, 1999               By: /s/ William P. McHale, Jr.
                                           -----------------------------------
                                           William P. McHale, Jr.
                                           President and Chief Executive
                                           Officer
                                           (Principal Executive Officer)




DATE:  November 15, 1999               By: /s/ Bruce M. Crowell
                                           -----------------------------------
                                           Bruce M. Crowell
                                           Vice President and Chief Financial
                                           Officer
                                           (Principal Financial and Accounting
                                           Officer)