Form 10-K
period 1999-12-31
DSET CORP
filed 2000-03-31
CIK 1052196

                                                                  CONFORMED COPY

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                         Commission File Number 0-23611

                                DSET CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

           New Jersey                                   22-3000022
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

1160 U. S. Highway 22, Bridgewater, New Jersey                           08807
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

                                 (908) 526-7500
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

          Title of Each Class          Name of Each Exchange on Which Registered
          -------------------          -----------------------------------------
                 None
-----------------------------------    -----------------------------------------

-----------------------------------    -----------------------------------------

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

                                Yes: |X| No: |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      State the aggregate market value of the voting common stock held by non-affiliates of the registrant: $ 283,974,161 at March 1, 2000 based on the last sales price on that date.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 1, 2000:

           Class                                  Number of Shares
           -----                                  ----------------
Common Stock, no par value                          10,947,685

      The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS


          Item                                                              Page
          ----                                                              ----
PART I     1.  Business....................................................    1
           2.  Properties..................................................   24
           3.  Legal Proceedings...........................................   24
           4.  Submission of Matters to a Vote of Security Holders.........   25
PART II    5.  Market for the Company's Common Equity
                    and Related Stockholder Matters........................   26
           6.  Selected Financial Data.....................................   28
           7.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations..............................   30
           7A. Quantitative and Qualitative Disclosures About Market Risk..   38
           8.  Financial Statements and Supplementary Data.................   38
           9.  Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure....................   39
PART III  10.  Directors and Executive Officers of the Company.............   40
          11.  Executive Compensation......................................   40
          12.  Security Ownership of Certain Beneficial Owners and
               Management..................................................   40
          13.  Certain Relationships and Related Transactions..............   40
PART IV   14.  Exhibits, Financial Statement Schedules, and Reports on Form
                    8-K....................................................   41
SIGNATURES.................................................................   42
EXHIBIT INDEX..............................................................   44
FINANCIAL DATA AND SCHEDULES...............................................  F-1

                                     PART I

Item 1 Business.

General

      DSET Corporation ("DSET" or the "Company") is a leading provider of business-to-business e-commerce software solutions for the global telecommunications marketplace. The Company's suite of electronic-bonding gateways is designed to interconnect the operations support systems ("OSSs") of competing telecommunications service providers ("Telecom Providers") and other trading partners that must trade information and share network capabilities to price, provision and maintain a growing range of communications services for their customers. These solutions eliminate the need for manual data entry and manual exchange of information with trading partners by traditional communications channels such as telephone, facsimile, or mail. This allows DSET's customers to increase the efficiency of their operations, reduce their time to market, rapidly respond to changes from their customers, and effectively manage the increasingly complex interactions with partners and customers.

      DSET's primary target market are the facilities-based competitive local exchange carriers ("CLECs") and data local exchange carriers ("DLECs") that provide a wide range of voice, data, Internet access services and digital subscriber line ("DSL") service to customers who traditionally received these services from incumbent local exchange carriers ("ILECs"), such as Bell Atlantic, Pacific Bell and GTE. CLECs and DLECs use DSET's electronic-bonding solutions for sales force productivity, execution of orders with trading partners, and post-order customer care applications. To date, DSET has sold its solutions to over 27 companies including market leaders such as Allegiance Telecom, ALLTEL, Birch Telecom, Gabriel, McLeodUSA, Net2000 Communications, Net-tel Corporation, Network Plus, RCN, TXU Communications Services, Teligent, and TriVergent Communications. As part of the Company's strategy to quickly establish its products as the market leading suite of interconnection solutions, DSET has developed alliances with other leading industry solution providers such as Metasolv Software, Commtech, Vitria Technologies, Cygent, Clarify and Mercator Software, as well as leading system integrators including Andersen Consulting, ADC Telecommunications, BusinessEdge Solutions, Danet and KPMG Consulting.

      DSET is also a leader in providing local number portability solutions to the telecommunications equipment suppliers and telecommunications providers. The Company's local service management system ("LSMS") is currently distributed and resold to telecommunication providers by Alcatel, Lucent Technologies and Nortel Networks.

      In addition, DSET maintains its legacy product line of application development tools which allow network equipment vendors to build applications which manage network devices and provision new services such as voice, data and Internet access.

      The Company was incorporated in New Jersey in 1989. The Company's executive offices are located at 1160 US Highway 22, Bridgewater, New Jersey 08807, and its telephone number is (908) 626-7500.

Industry Background

      Telecommunications providers face an increasingly competitive and complex market environment due to the rapidly growing number of new entrants into the market, technological advances and customer demand for new services. In the U.S., the Telecommunications Act of 1996 ("Telecom Act") mandated access to the ILECs' networks and consequently their OSSs in order to enable the flow-through of information and services between the new competitive carriers (CLECs and DLECs) and the incumbents to foster customer choice of carriers and facilitate the transfer of customers to the new carriers. As a result, CLECs now have the ability to order elements of the traditional ILEC network (e.g. local loops, T-1's) for resale to their own customer base even though a customer may have previously purchased these services from the ILEC. Many CLECs have made the commitment to procure their own switch equipment and build or lease their own networks in order to better serve their customers. However, for the most part, they still need to establish connection with their customer through the ILEC and purchase other enhanced services from various service bureaus or trading partners.

      To compete in this environment, CLECs must be able to rapidly and reliably communicate with trading partners to order services and ultimately turn on phone services for new customers. Although this can be accomplished by traditional methods, such as manual order forms which are faxed or mailed to the trading partner, these methods are cumbersome and lead to delays in processing new orders, especially as the volume of orders increases. In some instances, the trading partner will provide an Internet web interface. However, this does not provide the automatic and rapid flow-through of orders through the CLECs' own systems. Both of these approaches require the redundant input of data into multiple IT systems and slow the process of activating services for new customers.

      The alternative to these approaches is to directly connect the CLEC's order processing system with the order processing systems of its trading partners electronically. This bonding process is made possible by software that can translate the CLEC's order information into industry standard forms, provide communication security, support multi-protocol communications and track data transmission in both directions. It further eliminates redundant data entry and ensures that the order requests are passed into the appropriate trading partner's process. This solution can reduce service activation times for the CLEC and result in an enhanced ability to convince the prospective customer to leave the ILEC and sign up with the CLEC as their new service provider.

      In the U.S., it is currently estimated that there are over 300 facilities-based CLECs or DLECs at various stages of developing and building integrated communication service offerings. It is DSET's belief that a significant majority of these companies have not yet purchased or built interconnection solutions to connect with those companies' trading partners. DSET estimates that the market for these solutions could amount to over $600 million over the next three years.

      In addition to requiring ILECs to grant access to their networks and OSSs, the Telecom Act also mandated that local telephone customers be allowed to retain their phone numbers if they decide to change service providers. This process, known as local number portability (LNP), required the creation of a national number portability clearinghouse to update the addresses of telephone numbers throughout the intelligent network (sometimes known as the SS7 network). This allows telephone switching equipment at any carrier to quickly look-up the location of any phone number in North America to correctly route calls over the public switched telephone network. Number Portability Administration Centers ("NPACs") were developed and built for the U.S government by Lockheed Martin Corporation in 1997 and 1998 utilizing DSET network applications and tools.

      Telecom Providers who win new customers are required to notify the regional NPAC when they activate service for new customers that wish to retain their old phone numbers. This is accomplished through an electronic-bonding gateway. If they have established their own SS7 network, they must also have a system to track and store phone number port addresses in their own databases. This LSMS system is a subsystem of their switching and network systems.

Products and Services

      The Company has three main product areas, OSS interconnection solutions for CLECs and DLECs, LNP solutions for Telecom Providers to provide the required interface with one or more of the NPACs, and object-oriented application development tools for telecommunication equipment suppliers to rapidly create and subsequently deploy network management applications. Additionally, the Company provides custom application development services in each of these three main product categories.

OSS Interconnection Solutions

      The Telecom Act stipulated that ILECs unbundle or decouple portions of their networks and make them available on a lease basis, for a fee, to the CLECs. Of the thousands of CLECs today, approximately 300 are purchasing central office switches and building their own network facilities. These facility-based CLECs then order from the ILEC the "local loop" or a dedicated access line (e.g. T-1 or DS-1), also called the last mile, which connects the customer (business or consumer) to the ILEC's central office switch. The ILEC must unbundle the local loop or provide the dedicated access line to the CLEC. The CLEC requests for an unbundled local loop have been predominantly handled by facsimile, telephone or delivery service transmissions, which result in frequent communication inefficiencies. Facsimile and overnight delivery services simply cannot accommodate the required flow-through of information between the competing carriers. Some ILECs offer Internet web-based access for ordering these unbundled elements. However, this process also does not provide the efficient flow-through of ordering information as it still requires the redundant entry of data from multiple IT systems.

      In addition to ordering services to connect customers to the existing public switched telephone network, CLECs must also order other services to provide enhanced communications capabilities to their customers from other trading partners and service bureaus. These services include local number portability porting updates, E911 services, calling name and calling card services. The order processes for these services have traditionally been handled in the same manner as orders from the ILECs.

      An alternative solution for ordering services from trading partners is to utilize a software application known as an electronic-bonding gateway. These gateways process orders electronically between two companies, which, in the case of a CLEC and an ILEC, is between competing telecom service providers. This process is also known as OSS interconnection or business-to-business e-commerce for the telecommunication industry.

      The Company has developed fourteen interconnection and reporting solutions for CLECs and DLECs. They span the areas of sales force productivity and DSL service pre-qualification, ordering gateways, and post-ordering customer care gateways as follows:

                                                    CLEC Solutions
                      -----------------------------------------------------------------------
DLEC/ISP Solutions    Sales Force Productivity    Ordering Gateways    Post-Ordering Gateways

      ezDSL                 ezSalesQuote                ezConnect              ezCare
      -----                 ------------                ---------              ------
ezDSLLeads                ezCSRRetriever              ezLocalLoop          ezTroubleTicket
ezDSLLocalLoop            ezCatalog (CLEC)            ezT-1                ezLongDistance
ezDSLTroubleTicket        ezCatalog (ILEC)            ezNumberPort
                          ezUSOCTranslator            ez911
                          ezQuoteGenerator            ezCallingName
                                                      ezCallingCard

      The Company's DLEC service solutions allow a DLEC to pre-qualify potential customers prior to incurring marketing and sales expense. DSL, or digital subscriber line service, is a form of high-speed data transmission carried over the standard telephone lines installed by the ILECs to customer premises. However, this service is limited to local loops that are within a restricted distance from established central offices of the ILEC and that have good technical line characteristics. Currently, it is estimated that only about 60% of the local loops nationwide meet these criteria. If a DLEC were to market indiscriminately to all telephone users, they would have a significant fall-out of unqualified customers upon service activation and have wasted money and time in pursuing these accounts. DSET's ezDSLLeads qualification system allows the DLEC to pinpoint potential customers by eliminating unqualified addresses from the DLEC's sales database, thereby lessening direct mail and telemarketing costs. Once they have obtained a new customer, the DLEC can then use the ezDSLLocalLoop gateway to order the service from the ILEC. After the customer is in service, the DLEC can use the ezDSLTroubleTicket gateway when the customer's service becomes impaired to rapidly communicate a service outage to the ILEC and receive information on repair status.

      The Company's sales force productivity solutions provide a CLEC's sales force with information to compete effectively with the ILEC for new customers. As most customers already have services with an ILEC, the ILEC has the advantage of knowing the customer's current telecommunications service requirements. The Telecom Act required the ILEC to allow CLECs access to this data to give them an equal footing with the ILEC's sales representative. The ezCSRRetriever allows a CLEC to electronically access and download the customer's service record ("CSR") from the ILEC's database as opposed to requesting a hard copy by mail or fax. Once the CLEC has the data in its system, it can translate the ILEC database format into a usable format with the ezUSOCTranslator. The reformatted customer information can then be compared to the service and price catalogs of both carriers by the ezQuoteGenerator to prepare an easily readable comparative quote for the customer.

      Once a CLEC or DLEC secures a new customer, it must process the complex order information and order the required service from their trading partners. The ezLocalLoop gateway enables the CLEC to send an order from its order management system to the ILEC's order management system to request that the local loop be cut-over to the CLEC's new central office switch. Once the CLEC gets confirmation that it can get the local loop from the ILEC, it must notify the NPAC. The ezNumberPort gateway sends a message to the NPAC, alerting it to the fact that a customer has switched service providers. This message will, in turn, trigger messages from the NPAC that will update the appropriate SS7 networks, ensuring that the new CLEC customer can keep its local telephone number. The Company believes these gateways are critical to reducing the time necessary for a CLEC to turn on service for a new customer. Many CLECs are targeting to reduce the time to turn on service from four to six weeks to only one week.

      If the customer requires additional services, the CLECs would be required to communicate these requests over separate gateways. The ezT-1 gateway enables the CLEC to order any required dedicated access lines from an ILEC. ez911 allows them to order enhanced 911 services from the leading national provider of these services, SCC Corporation. ezCallingName gives the CLEC access to a caller ID database so that their customer may use this service. In order for the CLEC to offer credit card services, it must have access to a valid credit card database through ezCallingCard to ensure that its customer's credit card is recognized throughout the public switched telephone network.

      After a CLEC secures a new customer, it must be able to provide fast and efficient customer care. If the customer has a service outage, the CLEC has to have the ability to quickly communicate this to the ILEC if the CLEC determines that it is not a problem within the CLEC's network. DSET's ezTroubleTicket gateway, connected to the CLEC's customer care system, facilitates the flow-through of trouble tickets to the ILEC's own internal trouble administration system in order to quickly initiate the appropriate problem investigation and necessary repair, if required. It also facilitates the automatic feedback of status information on the problem so that the CLEC can keep its customer informed and updated on a timely basis. If the customer chooses to change long distance carriers, the CLEC needs a way to quickly communicate this information to both the current and new long distance providers in order to initiate a smooth and seamless transfer between these carriers. DSET's ezLongDistance gateway provides the electronic link to all the established long distance carriers using industry standard protocols.

      Individual gateways or reporting solutions are licensed to CLECs for fees ranging from $75,000 to $500,000, depending upon gateway type and complexity. CLECs can order these products individually or in bundles. The price for a full suite of gateways and solutions can range from $2.8 million to $4.0 million. Maintenance, consulting services and customer integration to OSSs are also available as optional services. ILEC interoperability interfaces built in accordance with Joint Implementation Agreements between ILECs and CLECs are available on a licensed or custom-built basis.

Local Number Portability (LNP) Solutions

      As a result of the Telecom Act, the FCC has required local exchange carriers to support the implementation of LNP, which enables customers to move from their current telephone carrier to another carrier without a change in telephone number. LNP applications require a significant amount of information to be exchanged electronically between carriers and the seven independent FCC-approved NPACs.

      In addition to the ezNumberPort electronic-bonding gateway discussed above, DSET has other applications that address LNP. DSET has built an LSMS application that provides the required Telecommunications Management Network ("TMN") interface between the telephone companies and the NPACs. A LSMS is the "local database manager" for all numbers ported through NPACs. A carrier's LSMS receives information from the NPAC about subscribers who are porting telephone numbers from one carrier to another and then downloads information about the ported numbers to the relevant network devices. The Company primarily distributes this product through the major network equipment suppliers Alcatel, Lucent Technologies and Nortel Networks. The product can also be sold directly to carriers with existing service management systems.

      The Company also markets the NPAC Simulator product that helps carriers and equipment vendors simulate the performance of the NPAC and which shortens the interoperability testing time necessary for certifying the TMN interface.

Application Development Tools

      DSET's application development tools enable its customers to rapidly create scalable solutions for the management of network devices within wireline or wireless telecommunications networks. However, the Company has been actively moving away from selling its application development tools and has been refocusing its efforts on OSS interconnection gateways and LNP solutions.

      The Company offers two suites of TMN-compliant application development tools, the TMN Agent Tool Suite and the TMN Manager++ Tool Suite. Telecommunications equipment vendors utilize the Company's TMN Agent Tool Suite to build agent applications that are embedded in their network devices and subsequently sold to and deployed by carriers. Such network devices include SONET multiplexers, dense wave division multiplexers ("DWDMs"), digital loop carrier systems, wireless base station controllers and ATM switches. Carriers utilize the TMN Manager++ Tool Suite to build applications that assist in remotely managing network devices from a specific vendor and facilitate the flow-through of information within the carrier's network management infrastructure.

      The OSI Stack and Information Modeling Tools are distributed by the Company pursuant to distribution arrangements with ATOS, S.A. The Company's tools share a common software architecture enabling a wide range of platform, operating system and communication protocol independence. The development tools operate in UNIX and Windows NT operating systems and are supported on platforms from Sun Microsystems, Hewlett Packard, IBM and Digital Equipment Corporation. The Company also provides cross-platform toolkits so that the agent applications can be ported to run under real-time operating systems. The Company's products operate with leading real-time operating systems, including pSOS, VxWorks and VRTX, and also support a variety of communication protocols, including OSI, RFC 1006, TCP/IP and GR-303. This cross-platform support enables DSET's customers, when switching platform vendors, to preserve their investment in applications built with DSET's tools.

      The Company licenses its tools on both a suite and individual component basis. Prices for development licenses of the tool suites typically range from approximately $150,000 to $250,000, depending on the number of licensed components and users. The Company's license agreements also typically provide for the payment of run-time royalty fees for applications built with DSET tools when the licensee ships such applications to carriers.

Custom Application Development Services

      Although DSET's main focus is on the sale of its software products, the Company offers a range of value-added application development and consulting services to assist its customers in providing solutions for their own clients. The Company offers services such as system design, information modeling, complete "end-to-end" development, integrated testing and test plan simulations, and design optimization services for rapid solution deployment. If the Company provides custom application development services, it generally retains the right to rebuild similar applications for other customers.

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

Customer Satisfaction

      The Company believes that its ability to provide a high level of customer support is critical to achieving long-term customer satisfaction. Accordingly, the Company has increased its customer support staff and expanded its service offerings. The Company offers an optional annual maintenance contract to its customers that includes two segments (1) technical support, and (2) software upgrades.

      Technical Support. The Company's technical support services include problem identification and notification, work-around solutions, temporary software patches and bug fixes. Depending upon the complexity of the problem, the Company provides technical support solutions via electronic mail, website access, telephone or on-site support. Such services are offered to all licensees of the Company's products under maintenance contracts, for which the Company typically charges between 15% and 30% annually of the list price of the products licensed by the customer. The Company utilizes a number of procedures to ensure prompt service, including tracking all technical support issues in a computerized system to ensure same-day acknowledgment of the customer report. Technical support is provided directly by the Company's technical support engineers. The Company's products generally are covered by a 90-day warranty which covers defects in the media provided to the customer, as well as a warranty for Year 2000 compliance. In certain circumstances, the Company has provided a warranty that its products, as delivered, will meet customer specifications.

      Software Upgrades. In most cases, the Company provides its annual maintenance customers with the option to receive product upgrades, including new releases and product patches, for no additional fee. Software patches may be downloaded by customers from the Company's website. Software upgrades may be purchased for an additional fee by customers who have not contracted for annual maintenance services.

      Training. DSET provides a variety of training courses that educate users of the software and system integrators regarding specific applications. In addition, the Company offers customized training to meet specific customer requests.

Technology

      From its founding in 1989, the Company has focused on the creation of applications that could be distributed among many processors in order to solve highly complex problems in the network management arena. Additionally, the Company has developed extensive knowledge of requirements for multi-protocol and multi-vendor communications as well as real-time operating systems. In the early 1990's, the Company made a strategic decision to focus on creating suites of tools that facilitate the development of solutions based upon the TMN standard. Through these efforts, the Company's engineers broadened their expertise in GDMO, CMIP, ASN.1 and OSI, the key technologies underlying TMN, as well as a variety of other emerging technologies.

      The Company's distributed technologies allow for concurrency, or multi-threading, and scalability for the processing of significant amounts of management information. The Company believes that the multi-threading and scalability capabilities of its application development tools are competitive advantages. Many competitive alternatives utilize sequential processing which cannot take full advantage of the multi-processing capabilities of high performance computing platforms. Other innovative software technologies include sub-agent capabilities, which, in conjunction with the Company's virtual management information tree capability, enable the management of millions of objects. In addition, DSET's products can support simultaneous synchronous/asynchronous and connection-oriented/connection-less inter-process communications. This capability, in addition to ensuring the high performance of applications, also facilitates integration with third-party products. DSET has also simplified the process of using these complex technologies by developing high level APIs and GUIs.

      In the past few years, the Company has used this base technology and the experience it has gained to develop robust carrier grade solutions for OSS interconnection gateways and local number portability solutions. DSET's initial gateway products were built on the Company's proprietary platform using DSET tools and technologies. This has allowed the company to transition from a real-time applications development environment to a commercial business process application supplier in an accelerated timeframe. As new solutions are being developed for the CLECs and DLECs, additional technologies such as EDI, CORBA and XML have been, or will be used to meet new industry standards and provide customers with leading edge solutions.

Customers

      The Company's customers for OSS Interconnection Solutions (gateways) are primarily new Telecom Providers, such as CLECs and DLECs. The following is a partial list of customers who purchased these products or services.


      Allegiance Telecom                  North American Telephone Co.
      ALLTEL Information Services         Net2000 Communications
      Birch Telecom, Inc.                 Net-tel Corporation
      BTI Telecommunication Services      Network Access Solutions
      Gabriel Communications              Network Plus
      LightNetworks                       RCN Communications
      Local Gateway Exchange              Teligent
      McLeodUSA                           TriVergent Communications
      Media Log                           TXU Communications Services
      M-Power Communications              US Xchange


            Customers for the Company's LNP Solutions include Alcatel, Ariel Communications, Lucent Technologies, Nortel Networks and Tekelec. Customers for DSET's application development tools and related services are primarily telecommunications network equipment vendors and carriers such as Cisco, Jetstream, Lucent Technologies and Nortel Networks.

      The Company had one significant customer for the years ended December 31, 1998 and 1997 and no significant customer amounting to over 10% of total revenue in the year ended

December 31, 1999. Sales to Samsung accounted for approximately 12% of total revenues in the year ended December 31, 1997. Sales to DSC Communications (now known as Alcatel) accounted for approximately 17% of total revenues in the year ended December 31, 1998. The Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. Other than customer agreements that provide for minimum royalties for run-time licenses and maintenance, none of the Company's customers has entered into an agreement requiring minimum purchases from the Company. The Company's software development services agreements with its customers generally can be terminated by either party with limited or no advance notice, and without significant penalty. Many of the Company's customers may also be competitors of the Company.

Sales and Marketing

      The Company markets its OSS interconnection products and services through its direct sales organization in North America. As of December 31, 1999, the Company's direct field sales force consisted of 14 sales people supported by 8 consulting engineers based in its New Jersey, California and Texas offices. The sales cycle for CLECs and LNP solutions is approximately three to four months.

      The Company has implemented marketing initiatives to support the sales and distribution of its products and services. The objective of these efforts is to inform customers of the capabilities and benefits of the Company's products and services. Marketing programs include on-site customer seminars, Internet web-based seminars, participation in industry trade shows and forums, press relations, distribution of marketing materials and dissemination of information concerning products and services through the Company's website.

Strategic Relationships

      The Company has established several strategic relationships in order to leverage the effectiveness of its sales force and enhance the productivity of its installation and support organizations. These relationships include partnerships and alliances with system integrators and complimentary technology vendors.

      System integrators (SIs) have existing and ongoing relationships with senior management at many of the Company's potential customers in the telecommunications market. The relationship with these SIs provides the Company with advance insight on potential customer needs and often enables the Company to reach key decision makers at these prospective customers more quickly, thus reducing sales cycles. Working with SIs allows the company to additionally leverage its installation and support resources by subcontracting or assigning services to them to shorten installation and implementation times for customers. The company has established relationships with several leading SIs including ADC Telecommunications, Andersen Consulting, BusinessEdge Solutions, Danet, and KPMG Consulting.

      The Company has several strategic alliances and partnerships with leading application software providers that either sell solutions into the target market that DSET serves or are software solutions that are directly complementary to DSET's products and services. These relationships also help to ensure that DSET maintains compatibility with the partners software or solutions. DSET partners with MetaSolv Software and CommTech in telecom order management systems, with Vitria Technology, Mercator Software and Cygent in the e-commerce and Internet arena, and with Clarify in customer care systems.

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

      The Company is building several new products and allocates its research and product development resources in response both to market research and customer demands for additional features and products. The Company's product development strategy involves rolling out initial versions of its products and adding features over time. The Company regularly incorporates product feedback received from customers into its product development process. The Company's research and product development efforts are principally focused on (i) the enhancement of existing products to support new features; (ii) the development of new electronic-bonding gateways and related applications; and (iii) new development platforms/frameworks that will support emerging technology standards.

      The Company employs highly qualified engineers and utilizes its in-house development capabilities to efficiently manage design processes and to shorten product introduction lead times. The Company seeks to maximize the use of existing technology to minimize time to market of its products and applications. Most of the Company's research and development personnel hold engineering and other advanced technical degrees. The Company's worldwide research and development team consisted of 142 engineers and engineering services personnel as of December 31, 1999. The Company's research and development expenditures were approximately $3.3 million, $6.2 million and $11.0 million in 1997, 1998 and 1999, respectively.

Competition

      Competition in DSET's markets is intense and involves rapidly changing technologies, evolving industry standards, frequent new product introductions and rapid changes in customer requirements. To maintain and improve its competitive position, DSET must continue to develop and introduce, on a timely and cost-effective basis, new products, features and services that keep pace with the evolving needs of its customers. The Company believes that the principal competitive factors in the market for OSS Interconnection solutions and LNP applications include:

     Breadth of and depth of solutions offered

     Product quality and performance

     Strength of core technology

     Facilitate the flow-through of information between trading partners

     Ability to install and implement solutions

     Customer support and service

     Relationship with business partners and alliances

     Continued building of base of satisfied and referable customers

     Product price

      While there can be no assurance that the Company will be able to compete effectively based upon such competitive factors, DSET believes that the unique capabilities of the products it has built and the wide range of product offerings it has for telecom providers differentiates its products and services in the marketplace. Competition in the OSS interconnection market comes from three sources: (1) other companies that focus on interconnection products such as Quintessent, Mantiss and Nightfire; (2) OSS solution companies that offer broader suites of products to CLECs for order management and provisioning of services such as Architel, Eftia, Wisor and Telcordia; and (3) system integrators or in-house development staffs of telecom providers that build custom solutions for a potential customer. The Company may also face additional competition from companies that provide solutions on an outsourced basis such as through a service bureau, as Telcordia and Quintessent presently offer, or as part of an application service provider (ASP). The Company has recently announced its participation in an ASP partnership to expand its market presence.

      Competitors in the area of LNP products and solutions include Evolving Systems, Inc. and in-house development teams at equipment vendors or telecom providers. While the company believes that it offers a robust and cost effective solution to the market for these products, it may not be able to maintain its competitive position in this evolving market.

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

Litigation may be necessary to defend and enforce the Company's proprietary rights, which could result in substantial costs and diversion of management resources and could have a material adverse effect on the Company's business, financial condition and results of operations, regardless of the final outcome of such litigation. Despite the Company's efforts to safeguard and maintain its proprietary rights both in the United States and abroad, there can be no assurance that the Company will be successful in doing so or that the steps taken by the Company in this regard will be adequate to deter misappropriation or independent third-party development of the Company's technology, or to prevent an unauthorized third-party from copying or otherwise obtaining and using the Company's products or technology. Any of these events could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Employees

      As of December 31, 1999, the Company had a total of 220 employees. Of the total, 142 were in engineering, product development and customer satisfaction, 38 were in sales and sales support, 18 were in administration, finance and operations, 10 were in customer service, and 12 were in marketing. The Company's future performance depends in significant part upon the continued service of its management, key product and application engineers, and sales and technical sales support personnel. Competition for such personnel is intense and there can be no assurance that the Company will be successful in attracting or retaining such personnel in the future. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

      S. Daniel Shia, DSET's Chairman and former Chief Technology Officer elected to take an unpaid leave of absence for one year effective January 1, 2000. Mr. Shia continues to serve as Chairman of the Board of Directors.

      In connection with the acquisition of certain assets of NPL on January 25, 1999, the Company hired approximately 22 systems engineers formerly employed by NPL. In addition, the Company acquired Konark, Inc. on September 30, 1999 and, as part of the acquisition, hired 4 system engineers.

Risk Factors

      The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to the Company or that are currently deemed immaterial may also impair DSET's business operations and financial results.

      If any of the following risks actually occur, DSET's business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of DSET's Common Stock could decline.

      This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. DSET's actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this Annual Report on Form 10-K.

Substantial Variability of Quarterly Operating Results

      DSET's revenue, gross profit, operating income and net income may vary substantially from quarter to quarter due to a number of factors. Many factors, some of which are not within the control of the Company, may contribute to fluctuations in operating results. These factors include the following:

           Timing and levels of hardware and software purchases by customers;

           Timing, size and stage of application development projects;

           New product and service introductions by DSET or its competitors;

           Seasonal impact on projects for customers;

           DSET's hiring patterns;

           Costs associated with fixed-price contracts;

           Market factors affecting the availability or costs of qualified technical personnel;

           Timing and customer acceptance of DSET's new product and service offerings;

           Length of sales cycle;

           Variations in run-time royalty fees due to the size and timing of network device deployments by equipment vendors to telecommunications carriers;

           Costs related to acquisitions of technology or businesses; and

           Industry and general economic conditions.

      Historically, the Company's revenue growth generally has been higher in the fourth quarter due to capital budgeting and spending patterns by its customers. It is anticipated that the business will continue to be subject to such seasonal variations. In addition, a significant portion of quarterly revenue is recognized in the last month of each quarter. As a result, the Company may not recognize any negative fluctuations in revenue until late in a particular quarter.

      Many costs at DSET, such as personnel and facilities costs, are relatively fixed in nature. Expense levels are based in part on expectations of future revenue. As a result, operating results have been and in the future will continue to be impacted by changes in technical personnel cost and utilization rates. Technical personnel utilization rates have been and are expected to continue to be adversely affected during periods of rapid and concentrated hiring. In addition, during such periods, the Company is likely to incur greater technical training costs. Due to these and other factors, if the Company is successful in expanding its service offerings and revenue, periods of variability in utilization are likely to occur. In addition, revenues in any given period are likely to come from a limited number of customer contracts. Any delay in the closing of, or the loss of any number of, such contracts would adversely affect results of operations. Therefore, past operating results and period-to-period comparisons should not be relied upon as an indication of future operating performance.

Dependence on Rapidly Evolving Telecommunications Industry

      DSET's success depends on the continued growth of the market for advanced telecommunications products and services. The global telecommunications market is evolving rapidly and it is difficult to predict its potential size or future growth rate. The Company cannot assure investors that the global deregulation and privatization of the worldwide telecommunication market that has resulted in increased competition and escalating demand for new technologies and services will continue in a manner favorable to DSET or its business strategies.

      Since DSET's customers are concentrated in the telecommunications industry, DSET's future success is dependent upon increased utilization of OSS interconnection and LNP applications by Telecom Providers, the financial health and buying patterns of CLECs and the continued demand for application development tools and custom application services. The Company cannot guarantee that current or future products or services will achieve acceptance among telecommunications carriers, network equipment vendors and other potential customers or that these customers will not adopt alternative architectures or technologies that are incompatible with DSET's technologies.

      In addition, the telecommunications industry has experienced significant consolidation that may continue in the future. This may cause there to be fewer potential customers for OSS interconnection and LNP solutions, increasing the level of competition in the industry. Also, larger consolidated Telecom Providers will have stronger purchasing power, which could put pressure on prices and result in lower operating margins.

Rapid Technological Change

      Over the last decade, the market for telecommunications products and related services has been characterized by rapid technological developments, evolving industry standards, changes in end-user requirements and frequent new product and service introductions. Continued changes such as these may render the Company's existing product and service offerings obsolete. As a result, DSET's position in this market could be negatively impacted due to unforeseen changes in product features and functions of competing products. The Company's growth and future results of operations will depend in part on its ability to respond to these changes by enhancing existing products and services and by developing and introducing, on a timely and cost-effective basis, new products, features and related services to meet or exceed technological advances introduced by competitors. However, the Company cannot guarantee that it will be successful in identifying, developing and marketing new products, product enhancements and related services necessary to keep pace with technological change, which could lead to declines in sales and operating margins.

Management of Growth

      Recent growth has placed, and is expected to continue to place, a significant strain on DSET's managerial, operational and technical resources. The Company's ability to manage growth effectively will require continued development and improvement of operational, financial and other internal systems, as well as business development capabilities. In addition, the Company must continue to attract, hire, train, retain, motivate and manage its employees. The Company must be able to allocate sufficient engineering resources to develop new products as well as maintain and improve the quality of its current offerings. The failure to manage the growing employee base, improve operating systems or add resources on a cost effective and timely basis could have a material adverse effect on the Company's business.

Intense Competition

      DSET competes in rapidly changing markets that are intensely competitive and involve changing technologies, evolving industry standards, frequent new product introductions and rapid changes in customer requirements. The Company competes in the OSS interconnection market with other interconnection software providers, order management system providers, system integrators, and in-house development staffs of Telecom Providers. Competitors in the LNP market include other LNP software developers, system integrators and in-house development staffs at network equipment vendors. Competitors in the application development tools market include other software tool providers. Many of our current and potential competitors have longer operating histories, greater name recognition, larger or captive customer bases and significantly greater financial, technical, sales, customer support, marketing and other resources.

      The Company believes the principal competitive factors affecting the market for OSS Interconnection and LNP applications are:

           Breadth of and depth of solutions offered;
           Product quality and performance;
           Strength of core technology and product features such as adaptability, scalability, ability to integrate with other products, functionality and ease of use;
           Ability to facilitate the flow-through of information between trading partners;
           Ability to install and implement solutions;
           Customer support and service;
           Relationship with business partners and alliances;
           Continued building of a base of satisfied and referable customers;
           and
           Product price.

      The principal competitive factors in the market for the Company's other products and services include many of the same factors as the market for OSS Interconnection and LNP applications as well compliance with industry standards and project management capability. DSET cannot guarantee that it will be able to compete effectively based on these competitive factors. To remain competitive, the Company must respond promptly and effectively to the challenges of technological change, evolving standards and competitors' innovations by continuing to enhance its offerings and expand its sales channels.

Limited Number of Customers for a Significant Portion of Revenue

      DSET currently derives, and expects to derive, a significant portion of its revenues through large financial commitments by a limited number of customers. For the year ended December 31, 1999, the Company's ten largest customers accounted for approximately 42% of total revenues. The amount of revenue derived from a specific customer for OSS Interconnection and LNP products varies from period to period, and a major customer in one period may not produce significant additional revenue in a subsequent period. Other than certain agreements that provide for on-going maintenance revenues or minimum royalties for run-time licenses, none of the Company's customers have entered into agreements requiring on-going minimum purchases. In addition, application development services agreements generally can be terminated with limited advance notice and without significant penalty. To the extent that the Company is not able to capture new major customers or to maintain relations with existing major customers, the Company's revenues may be subject to substantial period-to-period fluctuations and could decline significantly.

Limited Protection of Proprietary Rights and Enforcement of Licensing Rights

      DSET's success and ability to compete effectively is dependent, in part, upon its proprietary rights. The Company relies primarily on a combination of copyright, trademark, patent and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect its proprietary rights. Furthermore, the Company generally enters into non-competition, non-disclosure and invention assignment agreements with its employees and consultants, and into non-disclosure agreements with its customers and distributors. The Company cannot assure investors that these measures will be adequate to protect the Company's our proprietary rights.

      The Company may also be subject to further risks as it enters into transactions in countries where intellectual property laws are not well developed or are difficult to enforce. Legal protections of proprietary rights may be ineffective in other countries. Litigation may be necessary to defend and enforce those proprietary rights, which could result in substantial costs and diversion of management resources and could have a material adverse effect on the Company's business, financial condition and results of operations, regardless of the final outcome of such litigation. Despite efforts to safeguard and maintain proprietary rights both in the United States and abroad, there is no guarantee that the Company will be successful in doing so. Furthermore, it cannot assure investors that the steps taken by the Company will be adequate to deter misappropriation or independent third-party development of DSET's technology or to prevent an unauthorized third party from copying or otherwise obtaining and using its products or technology. Any of these events could have a material adverse effect on the Company's business, financial condition and results of operations.

      DSET, or its employees, may become subject to claims of infringement or misappropriation of the intellectual property rights of others. In addition, in the Company's licenses and software development and distribution agreements, DSET agrees to indemnify customers and distributors for any expenses and liabilities resulting from claimed infringements of patents, trademarks, copyrights or other proprietary rights of third parties. The amount of indemnity obligations may be greater than the revenue that may have been received under these development and distribution agreements. The Company cannot assure investors that third parties will not assert infringement or misappropriation claims against the Company, its customers or distributors in the future with respect to its employees or current or future products or services. Any claims or litigation, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing arrangements. Royalty or licensing arrangements, if necessary, may not be available on terms acceptable to the Company, if at all, which could have a material adverse effect on DSET's business, financial condition and results of operations.

      A portion of the Company's revenues are generated from run-time royalty fees which generally become due upon the deployment by equipment vendors to telecommunications carriers of network devices which have embedded applications built with DSET's software. Many customers are contractually required to periodically report the sales of these network devices to the Company. Although the Company generally has the right to periodic audits in its contracts which provide for run-time royalties, the Company cannot assure investors that DSET's customers will accurately report their sales or that the Company will be able to effectively monitor and enforce its contractual rights with respect to run-time royalty fees.

Competitive Market for Technical Personnel

      DSET's future success depends to a significant extent on its ability to attract, hire, train, retain and motivate qualified technical and sales personnel, with appropriate levels of managerial and technical capabilities. The Company's complex technology generally requires a significant level of expertise to effectively develop and market its products and services and to perform custom application development and installation services. DSET believes that there is a worldwide shortage of, and significant competition for, professionals with the advanced skills required. The Company at times has experienced, and continues to experience, difficulty in recruiting qualified personnel. Recruiting qualified personnel is an intensely competitive and time-consuming process. The Company competes for personnel with software companies, system integrators and telecommunications companies, many of which have greater resources. This makes it difficult for the Company to hire the quality and number of technical and sales personnel required to meet current and expected future demand. In addition, it makes it more expensive to hire those personnel in general. Due to this competition, the Company has experienced, and expects to continue to experience, turnover in technical and sales personnel. There is no guarantee that the Company will be successful in attracting and retaining the technical or sales personnel required to conduct and successfully expand operations. The business, financial condition and results of operations of DSET could be materially adversely affected if the Company is unable to attract, hire, train, retain and motivate qualified technical and sales personnel.

Risks Associated with Market Acceptance of New OSS Interconnection and LNP Product Offerings

      A substantial part of the Company's recent revenues, and expected future revenues, are derived from new OSS interconnection solutions introduced by the Company over the last eighteen months. This limited period of sales and deployment of these products makes prospects of wide market acceptance difficult to predict. To date, only a small number of potential customers have licensed the products and many of those have not commenced commercial deployment. The deployment of these products requires the integration with a variety of software applications and systems and the testing and integration with the customers' trading partners. If the product fails to meet these complex and demanding technological objectives, the Company's current customers may become dissatisfied. Failure to establish a significant base of references could significantly reduce the Company's ability to license products to additional customers.

      From time to time, the Company has experienced delays in the development of new products and the enhancement of existing products, and may in the future experience delays in the development of new applications, due to resource constraints or technological or other reasons. The inability to develop and introduce new applications in a timely manner could have a material adverse effect on the business, financial condition and results of operations of the Company.

Risks of Product Defects

      Applications developed, licensed and sold by DSET may contain errors or failures. The Company cannot guarantee that errors or failures will not be found in its products or applications or, if discovered, that DSET will be able to successfully correct any errors or failures in a timely manner or at all. The occurrence of errors or failures in the Company's products and applications could result in loss of or delay in market acceptance, increased service and warranty costs or payment of compensatory or other damages. In addition, errors or failures may result in delays in recognition of revenue and diversion of engineering resources during the period in which the Company is required to correct any defects. DSET does not maintain errors and omissions insurance to cover liability associated with its software development and license agreements. Although agreements with customers typically contain provisions intended to limit exposure to potential claims as well as any liabilities arising from such claims, the Company's contracts with customers may not effectively protect DSET against the liabilities and expenses associated with software errors or failures. Accordingly, errors or failures in the Company's products or applications could have a material adverse effect upon its business, financial condition and results of operations.

Dependence on Key Personnel

      DSET's success to date, and its future success depends largely on the continued service of senior management, key product and application engineers, and sales and technical sales support personnel as well as its ability to identify, hire and retain additional senior personnel. The Company faces intense competition for qualified personnel, and cannot be certain that it will successfully attract and retain additional qualified key personnel in the future. The loss of the services of one or more of these key individuals or the failure to attract and retain additional qualified personnel could substantially damage the Company's business. In addition, if the Company were to lose any key personnel, there cannot be any assurance that DSET would be able to prevent the unauthorized disclosure or use of the Company's proprietary technical knowledge, practices or procedures.

Length and Variability of Sales Cycle

      DSET's products are often used by its customers to deploy mission-critical solutions for their businesses. Additionally, the cost of the Company's products and suites of products can be significant to its customers overall financial position. As such, customers generally consider a wide range of issues before committing to purchase the product, including product benefits, ability to operate with existing or planned computer systems, scalability, reliability and competitive price. Many customers, particularly for OSS interconnection and LNP products, are still in the early stages of developing their business and need to be educated on the use and benefits of the Company's products and services. Additionally, the purchase of the Company's products generally involves a significant commitment of capital and other resources by the customer. This can mean additional technical reviews, assessment of competitive products and approval at several levels within the customer's management and executive structure.

      The period of time between initial customer contact and execution of a license agreement or contract for services with telecom providers typically ranges from four to nine months. Telecommunications carriers and network equipment vendors typically conduct extensive and lengthy product evaluations before purchasing software or application development services. The sales cycle for application development tools and custom application services can range from two to nine months. The variability of these sales cycles could have a material adverse effect on DSET's business, financial condition and results of operations. Customers may also encounter delays in the sales cycles of their products and services which depend on the implementation of applications built using the Company's software, which may also indirectly and adversely impact DSET's business, financial condition and results of operations.

Risks Associated with International Operations

      Although recent international revenues have been minimal, the Company intends to expand its existing international operations and sales efforts to maintain its growth in regions outside the United States as more countries adopt open, competitive telecommunications markets and new competitive Telecom Providers emerge to take advantage of this change. International expansion may be more difficult or take longer than the Company presently anticipates due to language barriers, currency exchange risks and the fact that the telecommunications infrastructure in foreign countries may be less advanced than it is in the U.S. This expansion will demand significant management attention and financial resources and will require the addition of experienced management, sales, technical and support personnel. Furthermore, international transactions are subject to a variety of additional risks, including longer payment cycles, accounts receivable collection problems, unexpected regulatory requirements, trade barriers, tariffs and duties, fluctuation of currency exchange rates, inadequate protection of intellectual property rights and potentially adverse tax consequences. If the Company is unable to expand its international operations and revenues successfully, it could have a material adverse effect on DSET's business, financial condition and results of operations

      The Company's international sales currently are United States dollar-denominated. As a result, an increase in the value of the United States dollar relative to foreign currencies could make DSET's products and services less competitive in international markets. Volatility and devaluation trends in certain Asian markets have resulted in delays, cancellations and increased pricing pressures on DSET's product sales and application development activities in such markets. Such risks may adversely affect the Company's business, financial condition and results of operations.

Dependence on the TMN Industry Standard

      Until 1999, substantially all of the Company's revenue had come from application development tools and application development services based on the TMN standard. A portion of ongoing revenue will still come from these applications. Telecom Providers have only recently widely embraced TMN solutions as an industry standard. In order to remain an industry standard, TMN must continue to be adapted to accommodate emerging technologies, such as CORBA and Java. The Company believes that the continued use of TMN solutions will also depend, in part, upon the continued demand from Telecom Providers and equipment vendors to quickly and cost-effectively implement TMN solutions. It is uncertain whether TMN will remain a standard for the management of complex telecommunications networks. The introduction of new or more favorable industry standards may affect the Company's business, financial condition and results of operations.

Risks Associated with Year 2000 Problem

      Although the Company has passed the rollover from December 31, 1999 to January 1, 2000 without disruption or customer claims, it still faces risks to the extent that suppliers of products, services, and systems purchased by the Company or the suppliers of others whom it transacts business cannot timely provide products, components, services, or systems that meet Year 2000 requirements. The Company believes that it is not possible to determine with complete certainty that all Year 2000 problems affecting the Company have been identified or corrected.

      Additionally, the Company cannot guarantee that its products will not be used by other companies, or its customers, to build applications which might not be Year 2000 compliant, or that the Company's products or applications built with the Company's products will not be integrated by the Company or its customers or interact with non-compliant software or other products which may expose the Company to claims from its customers for Year 2000 related liabilities.

      In November 1998, we determined that certain custom applications developed and delivered to approximately ten customers were not Year 2000 compliant. All of these customers were notified of such Year 2000 compliance status in November 1998. We have also analyzed the extent to which any of the affected custom applications were integrated by customers into other products which may expose us to claims from our customers. We have agreed to assist each of these customers with any and all remediation solutions required to achieve Year 2000 compliance with our products. To date, we have not been notified of any Year 2000 problems that have occurred in these custom applications. However, a failure to properly implement any correction, or problems with any correction, could cause errors in customers' products which may materially impact the functionality of those products.

      Other than time spent by the Company's personnel, the costs associated with remediating non-compliant custom applications and assessing Year 2000 compliance issues have not been significant to date. The Company believes that the continued analysis of compliance of new releases of products and evaluation of potential Year 2000 problems will result in aggregate expenditures of less than $100,000 in 2000.

Government Regulation and Legal Uncertainties

      While DSET's operations are not directly regulated, existing and potential customers are subject to a variety of U.S. and foreign governmental regulations. These regulations and future changes to them may negatively impact the telecommunications industry, limit the number of potential customers for the Company's products and services or otherwise have a material adverse effect on DSET's business, financial condition and results of operations. Recently enacted legislation, including the Telecom Act, deregulating the telecommunications industry has caused and may continue to cause changes in the telecommunications industry, including the entrance of new competitors and possible industry consolidation. These events could reduce the Company's potential customer base, increase pricing pressures, decrease demand for the Company's products, increase the cost of doing business or otherwise have a material adverse effect on DSET's business, financial condition and results of operations. Currently the Federal Communications Commission ("FCC") and state authorities are implementing the provisions of the Telecom Act and several of the decisions by the FCC and state authorities are being challenged in court. The Company cannot predict the extent to which such legislation and related litigation will affect its current and potential customers or ultimately affect its business, results of operations and financial condition.

Risks Relating to Potential Acquisitions

      As part of DSET's growth strategy, the Company intends to continue to pursue acquisitions of businesses or technologies to broaden its product and service offerings, add technical or sales personnel, increase its presence in existing markets, expand into new geographic markets, establish strategic relationships and obtain desirable customer relationships. If the Company buys another company or selected assets or technologies, it could have difficulty assimilating acquired personnel, operations, customers or vendors. In addition, one or more of such personnel, customers or vendors may decide not to work for or continue to do business with the Company. These difficulties could disrupt the ongoing business of DSET, distract management and employees and increase expenses. Although the Company conducts due diligence reviews with respect to all acquisition candidates, all material liabilities or risks related to potential acquisitions may not be successfully identified. Furthermore, the Company may have to incur debt or issue equity securities to pay for any future acquisitions, the issuance of which could be dilutive to existing shareholders.

Possibility of Volatility of Stock Prices

      The market prices for securities of technology companies have been highly volatile and the market has experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Announcements of technological innovations or new products or service offerings by the Company or its competitors, developments concerning proprietary rights, including patents and litigation matters, domestic or international regulatory developments affecting the telecommunications industry, general market conditions, any shortfall in revenues or earnings from expected levels or other failures by the Company to meet expectations of securities analysts and other factors, may have a significant impact on the market price of the Company's Common Stock.

Anti-Takeover Effect of Certain Charter and By-Law and Other Provisions and New Jersey Law

      Anti-takeover provisions of New Jersey law, DSET's Certificate of Incorporation and By-Laws could make it more difficult for a third party to acquire control of the Company, even if such change would be beneficial to shareholders. DSET's Certificate of Incorporation provides that the board of directors may issue preferred stock with superior rights and preferences without common shareholder approval. The issuance of preferred stock could have the effect of delaying, deterring or preventing a change in control.

Item 2. Properties.

      The Company's principal sales, marketing, research and product development, and administrative offices are currently located in Bridgewater, New Jersey where the Company occupies approximately 46,679 square feet. The annual base rent for this facility is approximately $770,000 per year for the first three years. Thereafter, certain rent escalation clauses become effective. This lease commenced in May 1999 and will expire in August 2009.

      The Company also leases 20,446 square feet of office space for additional research and development, professional services and sales offices in Plano, Texas. The annual base rent for the first year in this facility is approximately $218,000 and increases to $418,000 per year, subject to normal escalation clauses, for the remaining six years. This lease commenced in July 1999 and will expire in July 2005.

      As of December 31, 1999 the Company also leased facilities for research and development and sales in Campbell, California, Freemont, California and San Ramon, California occupying 2,797, 3,275, and 910 square feet, respectively. In February 2000, the Company consolidated its West Coast operations in a new leased facility of 5,500 square feet in San Ramon, California. The Campbell and original San Ramon leases will be terminated as of March 2000. The Fremont office has been sub-let until the end of its lease period in December 2002.

      The Company's subsidiary, Chengdu DSET Science and Technology Co., Ltd., leases approximately 2,100 square feet of office space in Chengdu, China. See note 11 of Notes to the Financial Statements for information regarding the Company's obligations under such leases. The Company believes that suitable additional or alternative space will be available as needed on commercially reasonable terms.

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

      The following table sets forth the high and low bid information for the Common Stock for each of the quarters in the period beginning March 13, 1998 as reported on the NNM. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


            Quarter Ended                      High                  Low
--------------------------------------------------------------------------------

March 31, 1998....................           $20.313               $17.000
June 30, 1998.....................           $21.563               $13.375
September 30, 1998................           $19.625               $ 7.125
December 31, 1998.................           $15.500               $ 6.125

March 31, 1999....................           $18.750               $ 9.500
June 30, 1999.....................           $14.813               $ 9.875
September 30, 1999................           $15.000               $ 8.750
December 31, 1999.................           $40.313               $12.875

      As of March 1, 2000, the approximate number of holders of record of the Common Stock was 135 and the approximate number of beneficial holders of the Common Stock was 2200.

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

      Option Grants

      1. During the fourth quarter of 1999, the Company granted stock options pursuant to its 1998 Stock Plan which were not registered under the Securities Act of 1933, as amended (the "Securities Act"). All of such option grants were granted at the then current fair market value of the Common Stock. The following table sets forth certain information regarding such grants during the quarter:


                                             Weighted
                                             Average
                      Number                 Exercise
                    of shares                 Price
                    ---------                 -----
                     333,752                 $17.35

      Common Stock Issuances

      2. During the fourth quarter of 1999, the Company issued shares of Common Stock pursuant to exercises of stock options granted under its 1993 Stock Option Plan and 1998 Stock Plan which were not registered under the Securities Act. The following table sets forth certain information regarding such issuances during the quarter:


                                             Weighted
                                             Average
                      Number                 Exercise
                    of shares                 Price
                    ---------                 -----
                     144,786                  $4.22

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

      Use of Proceeds from Initial Public Offering

      On March 12, 1998, the Securites and Exchange Commission declared effective the Company's Registration Statement (Registration Statement No. 333-43827) as filed with the Commission in connection with the Company's initial public offering of Common Stock, which was managed by BT Alex. Brown Incorporated, BancAmerica Robertson Stephens and SoundView Financial Group, Inc.

Pursuant to such Registration Statement, the Company registered and sold an aggregate of 2,500,000 shares of its Common Stock, for a gross aggregate offering price of $40.0 million. The Company incurred underwriting discounts and commissions of approximately $2.8 million. In connection with such offering, the Company incurred total expenses of approximately $1.1 million.

      On January 25, 1999, DSET Acquisition Corp., a wholly-owned subsidiary of the Company, consummated the acquisition of certain assets of Network Programs LLC, a Delaware limited liability company ("NPL"). The purchase price consisted of $2,500,000 payable in cash to NPL plus professional fees. NPL provided specialized software to CLECs.

      On September 30, 1999, the Company completed the purchase of Konark Inc. and related technologies for approximately $3.3 million in cash at closing and certain deferred payments, plus professional fees and the related deferred taxes.

      As of December 31, 1999, all of the remaining net proceeds received by the Company in its initial public offering, pending specific application, were invested in short-term securities of grade A2 or better with maturities of two years or less.

Item 6. Selected Financial Data.

      The selected financial data set forth below with respect to the Company's statement of income and comprehensive income data for each of the years in the three-year period ended December 31, 1999, and with respect to the balance sheet data at December 31, 1999 and 1998 are derived from and are qualified by reference to the consolidated financial statements and the related notes thereto of the Company found at "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K." The statement of income and comprehensive income data for the years ended December 31, 1995 and December 31, 1996 and the balance sheet data as of December 31, 1995, 1996 and 1997 are derived from consolidated financial statements not included in this Annual Report on Form 10-K. The selected financial data set forth below should be read in conjunction with and is qualified in its entirety by, the Company's consolidated financial statements and related notes thereto found at "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" which are included elsewhere in this Annual Report on Form 10-K.

                                                                                    Years ended December 31,
                                                                    ----------------------------------------------------------
                                                                      1995       1996         1997         1998         1999
                                                                    -------     -------      -------      -------      -------
                                                                           (in thousands, except per share data)
Statement of Income and Comprehensive Income Data:
  Revenues:
    License revenues .........................................      $ 5,734     $ 7,005      $10,850      $16,338      $24,084
    Service revenues .........................................        2,179       6,111        8,515       12,952       20,545
                                                                    -------     -------      -------      -------      -------
      Total revenues .........................................        7,913      13,116       19,365       29,290       44,629
                                                                    -------     -------      -------      -------      -------
  Cost of revenues:
    License revenues .........................................           74         133        1,274        1,775        1,823
    Service revenues .........................................          436       2,149        3,405        3,692        7,063
                                                                    -------     -------      -------      -------      -------
      Total cost of revenues .................................          510       2,282        4,679        5,467        8,886
                                                                    -------     -------      -------      -------      -------
  Gross profit ...............................................        7,403      10,834       14,686       23,823       35,743
                                                                    -------     -------      -------      -------      -------
  Operating expenses:
    Sales and marketing ......................................        2,588       4,255        4,986        9,193       12,537
    Research and product development .........................          865       1,328        3,299        6,237       11,046
    General and administrative ...............................        1,297       2,381        2,881        2,708        4,221
                                                                    -------     -------      -------      -------      -------
      Total operating expenses ...............................        4,750       7,964       11,166       18,138       27,804
                                                                    -------     -------      -------      -------      -------
  Operating income ...........................................        2,653       2,870        3,520        5,685        7,939
                                                                    -------     -------      -------      -------      -------
Net income ...................................................      $ 1,705     $ 2,013      $ 2,469      $ 4,794      $ 6,517
                                                                    =======     =======      =======      =======      =======

Net income per common share ..................................      $  0.28     $  0.37      $  0.45      $  0.53      $  0.63
Weighted average number of common shares outstanding .........        6,003       3,309        3,567        9,012       10,425
Net income per common share assuming dilution ................      $  0.26     $  0.27      $  0.30      $  0.43      $  0.59
Weighted average number of common shares and common equivalent
  shares outstanding .........................................        6,490       7,393        8,346       11,043       11,067

                                                                                           December 31,
                                                                    ----------------------------------------------------------
                                                                      1995        1996         1997         1998        1999
                                                                    -------     -------      -------      -------      -------
                                                                                      (in thousands)
Balance Sheet Data:
  Cash, cash equivalents and marketable securities............      $ 7,004     $ 1,778      $ 3,206      $45,023      $40,696
  Working capital ............................................        2,541       4,284        6,276       49,037       53,626
  Total assets ...............................................       10,424       7,445       13,315       56,854       73,495
  Long-term debt, including capital leases....................         --          --          332          112        3,003
  Series A preferred stock ...................................        9,943      10,744       11,604           --           --
  Retained earnings ..........................................        2,117       3,328        4,937        9,731       16,248
  Total shareholders' equity (deficit) .......................       (6,669)     (5,410)      (3,401)      51,189       61,523

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

      Statements contained or incorporated by reference in this Annual Report on Form 10-K that are not based on historical fact are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements related to markets for the Company's products and trends in its business that involve risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors" as well as discussed elsewhere in this Form 10-K. As a result of such factors and others expressed from time to time in the Company's filings with the Securities and Exchange Commission, the Company's actual results may differ materially from the results discussed in or implied by the forward-looking statements contained hererin.

Overview

General

      DSET is a leading provider of business-to-business e-commerce software solutions created specifically for the global telecommunications marketplace. The DSET suite of electronic-bonding gateways interconnects OSSs of competing telecommunications providers that must trade information and share network capabilities to serve customers. In addition, DSET's LNP solutions play a key role in enabling customers to change Telecom Providers without changing their local phone numbers. The Telecom Act encourages competition among providers of local phone services by requiring ILECs to allow new CLECs to lease portions of the incumbents' networks and access their OSSs. Hundreds of CLECs are vying to win customers from the incumbents by offering better pricing and service. With DSET solutions, CLECs can complete key tasks that assist "provisioning" or "service-fulfillment" of phone service for new customers in days rather than weeks. In addition, DSET solutions help CLECs maintain a higher level quality of service for their customers.

      Historically, the Company has focused on the creation of applications that could be distributed among many processors in order to solve highly complex problems in the network management arena. These applications are predominately sold to network equipment vendors, both domestically and internationally. Until 1999, substantially all the Company's revenues had been derived from application development tools and applications or services based on TMN standards. However, the Company is actively moving away from selling these application development tools.

      The Company's continued success will depend on continued growth in the market for advanced telecommunications products, OSS interconnection products and services and LNP solutions.

      The Company's revenues are generated from two sources: license and service revenues from CLECs and license and service revenues from network equipment vendors.

      For the years ended December 31, 1999 and 1998, the Company derived approximately 54.0% and 55.8%, respectively, of its total revenues from license revenues and approximately 46.0% and 44.2%, respectively, of its total revenues from service revenues. During 1999, revenues generated from CLECs were approximately $19.7 million. Revenues generated from network equipment vendors for LNP solutions, application development tools and related services were approximately $24.9 million in 1999. Revenues generated from CLECs were $3.1 million in 1998, and revenues generated from network equipment vendors was $26.2 million.

      DSET's license revenues from CLECs are derived from the sale of electronic-bonding gateways to carriers under contracts that provide for license fees. Prices for licenses of the CLECs products and other applications range from $75,000 to $500,000, depending on the number of licensed components. License revenues from CLEC products are recognized at the time product is shipped to the customer only to the extent that it can be billed. Any contract holdbacks or contingent charges are recognized as revenue when they become billable.

      License revenues derived from the sale of its LNP solutions and application development tools to customers under contracts generally provide for license fees and run-time royalty fees. Prices for development licenses of the Company's LNP solutions tool suites can range from approximately $150,000 to $400,000 and prices for tool suites typically range from approximately $150,000 to $250,000 depending on the number of licensed components and development users. The Company's license agreements for development tools also typically provide for run-time royalty fees that are earned at the time of deployment by equipment vendors to telecommunications carriers of network devices which have embedded applications built with the Company's software. A run-time license permits an equipment vendor to incorporate applications developed with the Company's software tools in such vendor's telecommunications network devices. License revenues from development licenses are recognized at the time the product is shipped to the customer. Run-time royalty fees are recognized as the Company is notified of such deployment. Notification is typically received from customers pursuant to quarterly reports or via purchase orders for individual licenses.

      The Company's service revenues are comprised of fees derived from custom application development products and services, maintenance fees, installation and training fees and other revenues generated from customer support services. The Company's application development services are generally individually negotiated and contracted for on a fixed price basis. Prices for such projects vary depending upon the size and scope of the project and estimated time and effort to completion. Revenues from application development services are generally recognized on a percentage of completion basis calculated as direct labor costs are incurred in relation to estimated total costs at completion for each project. The impact of revisions in percentage of completion estimates is reflected in the period in which the revisions are made.

Maintenance services, for which the Company typically charges between 15% and 30% annually of the list price of the products licensed by the customer, may be purchased at the customer's option. Maintenance fees are recognized as service revenue over the term of the maintenance period, which is typically a 12-month term.

      The Company had no customer accounting for more than 10% of revenues for the year ending December 31, 1999. Sales to DSC Communications (now known as Alcatel) accounted for approximately 17% of total revenues in the year ended December 31, 1998. Sales to Samsung accounted for approximately 12% of total revenues in the year ended December 31, 1997. The Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. As a result of this customer concentration, the Company's revenues from quarter to quarter and business, financial condition and results of operations may be subject to substantial period-to-period fluctuations.

      The Company's costs of license revenues consist primarily of royalties paid to third party software companies. The Company generally is not contractually obligated to make minimum royalty payments. Costs of service revenues include primarily payroll, related benefit costs, personnel and other operating expenses. Sales and marketing expenses consist of salaries, commissions and bonuses paid to sales and marketing personnel, as well as travel and promotional expenses. Research and product development expenses encompass primarily software engineering personnel costs, costs of third-party equipment, costs associated with customer satisfaction and quality and software utilized for development purposes. Research and product development expenses are generally charged to operations as such costs are incurred. The Company's research and development projects are evaluated for technological feasibility in order to determine whether they meet capitalization requirements. General and administrative expenses are comprised of personnel costs and occupancy costs for administrative, executive and finance personnel.

      During the year ended December 31, 1997, deferred stock compensation of $876,000 was recorded for options granted during the year. This amount has been amortized to compensation expense over the vesting period of the options (two to four years). At December 31, 1999, the remaining unamortized deferred stock compensation balance was $197,000.

      The Company primarily markets and sells its products and services through a direct sales force in North America.

      The Company derives a portion of its revenues from international sales which constituted approximately 7%, 15% and 27% of the Company's total revenues in 1999, 1998 and 1997, respectively. International sales are derived from Europe (primarily Italy and Germany) and Asia (primarily Korea and China). The Company's international sales currently are United States dollar-denominated. As a result, an increase in the value of the United States dollar relative to foreign currencies could make the Company's products and services less competitive in international markets.

      On January 25, 1999, DSET Acquisition Corp., a wholly-owned subsidiary of the Company, consummated the acquisition of certain assets of Network Programs LLC, a Delaware limited liability company ("NPL"). The purchase price consisted of $2.5 million payable in cash to NPL plus professional fees. NPL provided specialized software to CLECs.

      On September 30, 1999, the Company completed the purchase of the capital stock of Konark Inc. and related technologies for approximately $3.3 million in cash at closing and certain deferred payments, plus professional fees and related deferred taxes. Konark provided two post ordering electronic-bonding gateway products.

Results of Operations

      Years Ended December 31, 1999 and December 31, 1998

      Revenues. Total revenues increased 52.4% to $44.6 million in 1999 from $29.3 million in 1998. License revenues increased by 47.4% to $24.1 million in 1999 from $16.3 million in 1998. This increase was primarily attributable to an increase in the sale of carrier-to-carrier products. Service revenues increased 58.6% to $20.5 million in 1999 from $13.0 million in 1998. This increase was attributable primarily to custom application development projects for OSS interconnection and LNP solutions, fees from consulting services and training courses. Revenues recorded using the percentage of completion method of contract accounting amounted to $14.3 million or 32.1% of total revenue, in 1999 versus $7.9 million, or 27.1% of total revenue, in 1998.

      Gross profit. The Company's gross profit increased 50.0% to $35.7 million in 1999 from $23.8 million in 1998. Gross profit percentage decreased to 80.1% of total revenues in 1999 from 81.3% in 1998. Gross profit percentage for license revenues increased to 92.4% in 1999 from 89.1% in 1998 due to a reduction of third party software and sales of more internally developed products. Gross profit percentage for service revenues decreased to 65.6% in 1999 from 71.5% in 1998. This decrease was primarily attributable to increased use of consultants to complete custom development projects and the amortization of the acquisition of certain products.

      Sales and marketing expenses. Sales and marketing expenses increased 36.4% to $12.5 million in 1999 from $9.2 million in 1998, but decreased to 28.1% from 31.4% of total revenues. The increase in sales and marketing expenses in absolute dollars was primarily attributable to increased personnel and related costs resulting from the increase in the Company's sales force, provision for bad debt expense and commissions related to higher sales.

      Research and product development expenses. Research and product development expenses increased 77.1% to $11.0 million in 1999 from $6.2 million in 1998, and increased from 21.3% to 24.8% of total revenues. The increase in research and product development expenses both in absolute dollars and as a percentage of total revenues was due primarily to an increase in staffing, including increases due to the NPL and Konark acquisitions, and an expansion in the number of new products under development.

      General and administrative expenses. General and administrative expenses increased 55.9% to $4.2 million in 1999 from $2.7 million in 1998, and increased from 9.2% to 9.5% of total revenues. The increase in general and administrative expenses in absolute dollars and as a percentage of total revenues was due primarily to relocation costs, recruiting and additional staffing.

      Amortization of goodwill. Amortization expense increased to approximately $199,000 as compared to $38,000 in 1998. This increase was due primarily to amortization of goodwill from the Konark and NPL acquisitions.

      Interest expense and other income and expenses, net. Net interest expense and other income and expense increased to approximately $179,000 for 1999 from approximately $120,000 for 1998, reflecting higher interest cost incurred with the capital lease agreement and other miscellaneous cost increases.

      Interest income. Interest income increased to $2.2 million in 1999 as compared to $1.8 million for 1998. This increase was due primarily to interest earned on higher cash and short-term investment balances available as a result of the Company's initial public offering of its Common Stock in March 1998.

      Income taxes. The Company's effective tax rate was 33.3% and 34.8% for 1999 and 1998, respectively. In 1999, the effective tax rate was lower than the statutory tax rates due to the utilization of research and development tax credits. The decrease from 1998 to 1999 was due to increased research and development tax credits.

      Years Ended December 31, 1998 and December 31, 1997

      Revenues. Total revenues increased 51.3% to $29.3 million in 1998 from $19.4 million in 1997. License revenues increased by 50.6% to $16.3 million in 1998 from $10.9 million in 1997. This increase was primarily attributable to an increase in market acceptance of the Company's TMN-based agent tools, recognition of run-time royalties, and licenses associated with OSS gateway products. Service revenues increased 52.1% to $13.0 million in 1998 from $8.5 million in 1997. This increase was attributable primarily to custom application development projects, fees from consulting services and training courses and new customers purchasing the Company's GR-303 solutions, which include custom application development work. Revenues recorded using the percentage of completion method of contract accounting amounted to $7.9 million, or 27.1% of total revenue, in December 1998 versus $5.8 million, or 30.0% of total revenues in 1997.

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

      Amortization of goodwill. Amortization of goodwill increased to $38,000 in 1998 from $22,000 in 1997 due to a full year of amortization expense in 1998 as compared to a partial year of expense in 1997.

      Interest income. Interest income increased to $1.8 million in 1998 compared to $161,000 for 1997. This increase was primarily due to significantly higher balances in cash and short-term investments as a result of the Company's initial public offering of its Common Stock in March 1998.

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

Liquidity and Capital Resources

      Since its inception in 1989, the Company has financed its operations primarily through cash generated by operations and cash raised through its March 1998 initial public offering. At December 31, 1999, the Company's cash, cash equivalents and marketable securities aggregated approximately $40.7 million, of which cash and cash equivalents aggregated approximately $3.7 million and marketable securities aggregated approximately $37.0 million. Marketable securities at December 31, 1999 were comprised of fixed income government securities and corporate bonds. The Company's working capital was $53.6 million and $49.0 million at December 31, 1999 and 1998, respectively.

      Accounts receivable, net increased to $20.1 million at December 31, 1999 from $9.1 million at December 31, 1998 primarily as a result of delays in collection of certain accounts receivable and increased unbilled project revenue. Included in accounts receivable in 1999 was $16.8 million for trade receivables and $4.8 million for unbilled project revenue as compared to $8.1 million for trade receivables and $1.5 million for unbilled project revenue in 1998. Unbilled project revenue is the excess amount of revenue recognized through percentage of completion that has not been billed to the customer. Payment terms to customers are net zero to net ninety days.

      The Company bills its foreign customers, which are generally based in China, Korea and Japan, in U.S. dollars at agreed-upon contractual terms. The Company has not experienced any significant negative effects on its liquidity as a result of the volatility and devaluation trends that have been experienced in certain Asian markets, although no assurance can be made that the Company will not experience difficulty collecting accounts receivable from such customers in the future. Accounts receivable at December 31, 1999 includes approximately $744,000 from customers in this region.

      The Company's capital expenditures, including software development costs, were approximately $3.0 million and $593,000 for the years ending December 31, 1999 and 1998, respectively. The increase in equipment and facilities-related expenditures are primarily the result of the move to an expanded corporate headquarters facility in Bridgewater, New Jersey, the move of the Texas office to accommodate current and future growth and software development costs which were capitalized.

      In June 1999, the Company entered into a five year capital lease agreement at an annual interest rate of 8.21% for equipment, furniture and fixtures at its new office facilities. Assets recorded under this lease are included in fixed assets. Annual lease payments approximate $180,000.

      In August 1997, the Company obtained an unsecured revolving credit facility with a bank pursuant to which the Company may borrow up to a maximum of $3.0 million. Borrowings under this line of credit bear interest at the bank's prime rate less 0.25% on aggregate principal amounts outstanding of less than $1.0 million and at the bank's prime rate for aggregate principal amounts exceeding $1.0 million. No borrowings under this line were outstanding as of December 31, 1999. This credit facility contains, among other provisions, covenants which (i) mandate the amount of working capital the Company must maintain at the end of each calendar quarter and (ii) restrict the Company's ability to pay cash dividends. The unsecured revolving credit facility expires on August 5, 2000.

      On March 18, 1998, the Company consummated an initial public offering of 3,500,000 shares of its Common Stock at a price of $16.00 per share of which 2,500,000 shares were issued and sold by the Company and 1,000,000 shares were sold by certain selling shareholders. The net proceeds to the Company from the offering were approximately $36.1 million. On April 7, 1998, certain selling shareholders sold an additional 525,000 shares of Common Stock at a price of $16.00 per share. The Company did not receive any of the proceeds from the sale of shares by the selling shareholders.

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

      On September 30, 1999, DSET Corporation purchased the capital stock of Konark and related technologies owned by an affiliate of Konark for an aggregate of approximately $3.3 million in cash paid at closing and certain deferred payments. The purchase provided DSET with all rights to: (i) two electronic-bonding gateways that the Company previously had been reselling; and
(ii) a new Electronic Access Ordering product. Electronic Access Ordering facilitates the ordering of high-speed access circuits by a CLEC from an incumbent local exchange carrier enabling the CLEC to rapidly activate new service for its customers.

Impact of the Year 2000

      Although the rollover has passed from December 31, 1999 to January 1, 2000, the Company still faces risks to the extent that suppliers of products, services, and systems purchased by the Company or the suppliers with whom the Company transacts business cannot timely provide the Company with the products, components, services, or systems that meet Year 2000 requirements. The Company believes that it is not possible to determine with complete certainty that all Year 2000 problems affecting the Company have been identified or corrected.

      Additionally, the Company cannot guarantee that its products will not be used by other companies or its customers to build applications which might not be Year 2000 compliant, or that the Company's products or applications built with the Company's products will not be integrated by the Company or its customers or interact with non-compliant software or other products which may expose the Company to claims from its customers.

      In November 1998, the Company determined that certain custom applications developed and delivered to approximately ten customers were not Year 2000 compliant. All of these customers were notified of such Year 2000 compliance status in November 1998. The Company has also analyzed the extent to which any of the affected custom applications were integrated by customers into other products which may expose the Company to claims from its customers. The Company has agreed to assist each of these customers with any and all remediation solutions required to achieve Year 2000 compliance with the Company's products. To date, the Company has not been notified of any Year 2000 problems that have occurred in these custom applications. However, a failure to properly implement any correction, or problems with any correction, could cause errors in customers' products which may materially impact the functionality of those products.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      The Company believes that it is not subject to a material impact to its financial position or results of operations relating to market risk associated with derivative securities. See Note 3 of Notes to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data.

      The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K." Quarterly financial data is found at Note 15 of Notes to the consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Company.

      The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

Item 11. Executive Compensation.

      The discussion under the heading "Executive Compensation" in the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

Item 13. Certain Relationships and Related Transactions.

      The discussion under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)   (1)   Financial Statements.

            Reference is made to the Index to Financial Statements and Schedules on Page F-1.

      (2)   Financial Statement Schedules:

            Report of Independent Accountants

            Schedule:
               II -- Valuation and Qualifying Accounts

      (3)   Exhibits.

            Reference is made to the Index to Exhibits on Page 44.

(b)         Reports on Form 8-K.

            No Reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of March, 2000.

                                        DSET CORPORATION


                                        By: /s/ William P. McHale, Jr.
                                            ------------------------------------
                                            William P. McHale, Jr., President
                                            and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                              Title                          Date
--------------------------      ----------------------------------     ---------------
/s/ William P. McHale, Jr.     President, Chief Executive Officer     March 30, 2000
--------------------------     and Director (Principal Executive
William P. McHale, Jr.         Officer)


/s/ Bruce M. Crowell           Chief Financial Officer (Principal     March 30, 2000
--------------------------     Financial and Accounting Officer)
Bruce M. Crowell


/s/ S. Daniel Shia             Chairman of the Board and Director     March 30, 2000
--------------------------
S. Daniel Shia


/s/ Andrew D. Lipman           Director                               March 30, 2000
--------------------------
Andrew D. Lipman


/s/ Bruce R. Evans             Director                               March 30, 2000
--------------------------
Bruce R. Evans


/s/ C. Daniel Yost             Director                               March 30, 2000
--------------------------
C. Daniel Yost


/s/ Jacob J. Goldberg          Director                               March 30, 2000
--------------------------
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

   4.3(a) Form of Warrant Agreement, dated as of September 13, 1996 between the Company and Summit Ventures IV, L.P. and Summit Investors II, L.P.

   4.4(a) Registration Rights Provisions granted to Summit Ventures IV, L.P. and Summit Investors II, L.P.

   10.1(a) Corporate Revolving and Term Loan Agreement between Manufacturers and Traders Trust Company and the Company dated August 5, 1997.

   10.2(a) Joint Venture Agreement dated as of May 21, 1997 between ATOS, S.A. (formerly Sligos/Marben S.A.) and the Company.

   10.3(a)(c)     Form of Indemnification Agreement executed by each of the
                  Company's directors and executive officers.

   10.4(a)(c)     Employment Agreement dated October 1, 1996 between the Company and S. Daniel Shia.

   10.5(a)(c)     Employment Agreement dated January 1, 1998 between the Company and William P. McHale, Jr.

   10.6(a)        DSET Corporation 401(k) Plan.

   10.7(b) Lease Agreement dated December 31, 1998 between Advance/GLBI L.L.C. and the Company.

 14A2.1           Report of Independent Accountants

 14A2.2           Schedule II

   21             List of Subsidiaries.

   23.1           Consent of PricewaterhouseCoopers LLP.

   27             Financial Data Schedule.

----------
(a) Incorporated by reference to the Company's Registration Statement on Form S-1 (File Number 333-43827) which became effective on March 12, 1998.

(b) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31,1999.

(c) A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                        DSET CORPORATION AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Accountants........................................... F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998................ F-3

Consolidated Statements of Income and Comprehensive Income for the Years
  Ended December 31, 1999, 1998 and 1997.................................... F-4

Consolidated Statements of Changes in Cumulative Redeemable Convertible
  Preferred Stock and Shareholders' Equity for the Years Ended December 31,
  1999, 1998 and 1997....................................................... F-5

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998 and 1997.......................................... F-6

Notes to Consolidated Financial Statements.................................. F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of DSET Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of changes in cumulative redeemable convertible preferred stock and shareholders' equity and of cash flows present fairly, in all material respects, the financial position of DSET Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          /s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey
March 29, 2000

DSET Corporation and Subsidiaries
December 31, 1999
Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                                               December 31,
                                                                                         1999               1998
Assets
Current assets:
   Cash and cash equivalents                                                         $  3,721,333       $  9,198,270
   Marketable securities                                                               36,973,702         35,824,780
   Accounts receivable, net of allowance for doubtful accounts
     of $600,000 and $175,979                                                          20,132,404          9,108,059
   Deferred income taxes                                                                  735,774            258,144
   Prepaid expenses and other current assets                                            1,452,265            193,418
                                                                                     ------------       ------------
       Total current assets                                                            63,015,478         54,582,671
Acquired technology, net                                                                4,343,313                 --
Software development costs, net                                                           564,854                 --
Fixed assets, net                                                                       3,428,268          1,592,114
Goodwill, net                                                                           1,258,175            129,864
Other assets                                                                              885,290            548,963
                                                                                     ------------       ------------
       Total assets                                                                  $ 73,495,378       $ 56,853,612
                                                                                     ============       ============

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable and accrued expenses                                             $  6,144,874       $  3,560,994
   Income taxes payable                                                                   394,206            145,673
   Deferred revenues                                                                    1,719,975          1,726,906
   Notes payable                                                                        1,000,000            111,657
   Current portion of capital lease obligation                                            130,415                 --
                                                                                     ------------       ------------
       Total current liabilities                                                        9,389,470          5,545,230
Deferred income taxes                                                                     710,765            119,127
Long-term notes payable                                                                 1,310,560                 --
Capital lease obligation                                                                  561,670                 --
                                                                                     ------------       ------------
       Total liabilities                                                               11,972,465          5,664,357
                                                                                     ------------       ------------
Commitments (Notes 5 and 12)

Shareholders' equity:
   Preferred stock, no par value; 5,000,000 shares authorized, no shares issued
     or outstanding at December 31, 1999 and 1998                                              --                 --
   Common stock, no par value; 40,000,000 shares authorized, 10,860,070 and 9,817,559 shares issued and outstanding at December 31, 1999
     and 1998, respectively                                                            45,635,959         41,912,361
   Deferred stock compensation                                                           (196,737)          (494,306)
   Retained earnings                                                                   16,247,807          9,731,077
   Accumulated other comprehensive income                                                (164,116)            40,123
                                                                                     ------------       ------------
       Total shareholders' equity                                                      61,522,913         51,189,255
                                                                                     ------------       ------------
       Total liabilities and shareholders' equity                                    $ 73,495,378       $ 56,853,612
                                                                                     ============       ============

   The accompanying notes are an integral part of these financial statements.

DSET Corporation and Subsidiaries
December 31, 1999
Consolidated Statements of Income and Comprehensive Income
--------------------------------------------------------------------------------

                                                                   Years ended December 31,
                                                           1999               1998               1997
Revenues:
   License revenues                                   $ 24,083,661       $ 16,337,615       $ 10,850,275
   Service revenues                                     20,545,290         12,952,549          8,514,512
                                                      ------------       ------------       ------------
              Total revenues                            44,628,951         29,290,164         19,364,787
                                                      ------------       ------------       ------------

Cost of revenues:
   License revenues                                      1,823,375          1,775,144          1,274,355
   Service revenues                                      7,062,653          3,692,092          3,404,484
                                                      ------------       ------------       ------------
         Total cost of revenues                          8,886,028          5,467,236          4,678,839
                                                      ------------       ------------       ------------
       Gross profit                                     35,742,923         23,822,928         14,685,948
                                                      ------------       ------------       ------------
Operating expenses:
   Sales and marketing                                  12,536,633          9,192,593          4,986,286
   Research and product development                     11,046,334          6,237,484          3,299,337
   General and administrative                            4,220,600          2,707,856          2,880,804
   Amortization of goodwill                                199,629             38,009             22,172
                                                      ------------       ------------       ------------
         Total operating expenses                       28,003,196         18,175,942         11,188,599
                                                      ------------       ------------       ------------
       Operating income                                  7,739,727          5,646,986          3,497,349
   Interest expense and other income (expense)            (179,096)          (120,160)           (12,194)
   Interest income                                       2,206,006          1,827,830            160,847
                                                      ------------       ------------       ------------
   Income before income taxes                            9,766,637          7,354,656          3,646,002
   Provision for income taxes                            3,249,907          2,560,473          1,177,396
                                                      ------------       ------------       ------------
   Net income                                            6,516,730          4,794,183          2,468,606
   Less: preferred stock dividends                              --                 --            859,555
                                                      ------------       ------------       ------------
   Net income                                            6,516,730          4,794,183          1,609,051
   Other comprehensive income, net of tax
      Unrealized (depreciation)/appreciation
      on investments                                      (204,569)            40,123                 --
                                                      ------------       ------------       ------------

   Comprehensive income                               $  6,312,161       $  4,834,306       $  1,609,051
                                                      ============       ============       ============

   Net income applicable to common shares             $  6,516,730       $  4,794,183       $  1,609,051
                                                      ============       ============       ============

   Net income per common share                        $       0.63       $       0.53       $       0.45
                                                      ============       ============       ============

   Weighted average number of common shares
     outstanding                                        10,425,250          9,012,019          3,566,764
                                                      ------------       ------------       ------------

   Net income per common share assuming dilution      $       0.59       $       0.43       $       0.30
                                                      ------------       ------------       ------------

   Weighted average number of common shares and
     common equivalent shares outstanding               11,066,728         11,043,422          8,346,365
                                                      ============       ============       ============

   The accompanying notes are an integral part of these financial statements.

DSET Corporation and Subsidiaries
December 31, 1999
Consolidated Statements of Changes in Cumulative Redeemable
Convertible Preferred Stock and Shareholders' Equity
--------------------------------------------------------------------------------

                                                         Series A Convertible
                                                           Preferred Stock                     Common Stock               Deferred
                                                      Number                            Number                             Stock
                                                     of Shares       Amount           of Shares            Amount       Compensation
Balance at January 1, 1997                            676,361    $ 10,744,441         6,390,360        $ 1,261,817              --
   Exercise of stock options                               --              --           384,732            275,813              --
   Tax benefit from exercise of stock options              --              --                --            124,341              --
   Dividends on redeemable
     convertible preferred stock                           --         859,555                --                 --              --
   Deferred stock compensation                             --              --                --            875,835       $(875,835)
   Net income                                              --              --                --                 --              --
                                                     --------     -----------        ----------        -----------       ---------
Balance at December 31, 1997                          676,361      11,603,996         6,775,092          2,537,806        (875,835)
   Exercise of stock options                               --              --           542,467          1,307,790              --
   Tax benefit from exercise of stock options              --              --                --            501,217              --
   Amortization of deferred stock compensation             --              --                --             (6,808)        298,620
   Forfeitures of 55,571 shares of stock options           --              --                --            (82,909)         82,909
   Sale - Issuance of common stock                         --              --         2,500,000         37,200,000              --
   Costs related to issuance of common stock               --              --                --         (1,148,734)             --
   Conversion of series A cumulative
     redeemable convertible preferred stock          (676,361)    (11,603,996)        3,043,625         11,603,996              --
   Retirement of  treasury stock                           --              --        (3,043,625)        (9,999,997)             --
   Unrealized appreciation on investments                  --              --                --                 --              --

   Net income                                              --              --                --                 --              --
                                                     --------     -----------        ----------        -----------       ---------
Balance at December 31, 1998                               --              --         9,817,559         41,912,361        (494,306)
                                                     --------     -----------        ----------        -----------       ---------
   Exercise of stock options                               --              --           920,231          2,135,508              --
   Conversion of warrants, net                             --              --           122,280                 --              --
   Tax benefit from exercise of stock options              --              --                --          1,642,532              --
   Amortization of deferred stock compensation             --              --                --                 --         243,196
   Forfeitures of 90,653 shares of stock options           --              --                --            (54,373)         54,373
   Unrealized depreciation on investments,
     net of tax                                            --              --                --                 --              --
   Cumulative translation adjustment                       --              --                --                (69)             --
   Net income                                              --              --                --                 --              --
                                                     --------     -----------        ----------        -----------       ---------
Balance at December 31, 1999                               --     $        --        10,860,070        $45,635,959       $(196,737)
                                                     ========     ===========        ==========        ===========       =========
                                                                                             Other
                                                        Retained         Treasury       Comprehensive
                                                        Earnings          Stock             Income           Total
Balance at January 1, 1997                           $ 3,327,843       $(9,999,997)              --      $(5,410,337)
   Exercise of stock options                                  --                --               --          275,813
   Tax benefit from exercise of stock options                 --                --               --          124,341
   Dividends on redeemable
     convertible preferred stock                        (859,555)               --               --         (859,555)
   Deferred stock compensation                                                  --               --               --
   Net income                                          2,468,606                --               --        2,468,606
                                                     -----------       -----------        ---------      -----------
Balance at December 31, 1997                           4,936,894        (9,999,997)              --       (3,401,132)
   Exercise of stock options                                  --                --               --        1,307,790
   Tax benefit from exercise of stock options                 --                --               --          501,217
   Amortization of deferred stock compensation                --                --               --          291,812
   Forfeitures of 55,571 shares of stock options              --                --               --               --
   Sale - Issuance of common stock                            --                --               --       37,200,000
   Costs related to issuance of common stock                  --                --               --       (1,148,734)
   Conversion of series A cumulative
     redeemable convertible preferred stock                   --                --               --       11,603,996
   Retirement of  treasury stock                              --         9,999,997               --               --
   Unrealized appreciation on investments                     --                --          $40,123           40,123

   Net income                                          4,794,183                --               --        4,794,183
                                                     -----------       -----------        ---------      -----------
Balance at December 31, 1998                           9,731,077                --           40,123       51,189,255
                                                     -----------       -----------        ---------      -----------
   Exercise of stock options                                  --                --               --        2,135,508
   Conversion of Warrants, net                                --                --               --               --
   Tax benefit from exercise of stock options                 --                --               --        1,642,532
   Amortization of deferred stock compensation                --                --               --          243,196
   Forfeitures of 90,653 shares of stock options              --                --               --                0
   Unrealized depreciation on investments,
     net of tax                                               --                --         (204,239)        (204,239)
   Cumulative translation adjustment,                         --                --               --              (69)
   Net income                                          6,516,730                --               --        6,516,730
                                                     -----------       -----------        ---------      -----------
Balance at December 31, 1999                         $16,247,807       $        --        $(164,116)     $61,522,913
                                                     ===========       ===========        =========      ===========

   The accompanying notes are an integral part of these financial statements.

DSET Corporation and Subsidiaries
December 31, 1999
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                    Years ended December 31,
                                                                          1999                1998               1997
Cash flows from operating activities:
   Net income                                                        $   6,516,730       $   4,794,183      $   2,468,606
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Deferred income taxes                                                (308,254)            (84,050)         (123,482)
     Accrued interest expense                                               28,531                --                 --
     Tax benefit from exercise of stock options                          1,642,532             501,217            124,341
     Amortization of deferred stock compensation                           243,196             291,812                 --
     Depreciation                                                          815,372             559,954            399,035
     Loss (gain) on disposal of assets                                      41,391              (1,172)                --
     Amortization                                                          562,683              38,009            121,776
     Bad debt expense                                                      665,116              50,475               --
     Loss (earnings) from joint venture                                     36,238              79,914            (26,131)
     Changes in assets and liabilities:
       Accounts receivable                                             (11,689,461)         (1,594,092)        (3,014,841)
       Prepaid assets and other current assets                          (1,158,847)               --                 --
       Other assets                                                        288,167           (264,652)           (94,759)
       Accounts payable and accrued expenses                             2,583,881             781,040          1,631,892
       Income taxes payable                                                248,533             145,673           (108,468)
       Deferred revenues                                                    (6,931)           (170,133)           887,386
                                                                     -------------       -------------        -----------
         Net cash provided by operating activities                         508,877           5,128,178          2,265,355
                                                                     -------------       -------------        -----------
Cash flows from investing activities:
   Purchases of marketable securities                                  (20,697,479)        (52,474,277)          (950,893)
   Redemption of marketable securities                                  19,241,579          16,789,620          1,150,000
   Acquisitions of businesses                                           (3,778,416)                 --                 --
   Purchase of acquired technology                                        (39,660)                  --                 --
   Software development costs                                             (634,788)                 --                 --
   Acquisition of fixed assets                                          (2,352,287)           (593,007)          (807,640)
   Proceeds on disposition of fixed assets                                      --               3,059                 --
   Investment in joint venture                                                  --                  --           (245,000)
                                                                     -------------       -------------        -----------
         Net cash used in investing activities                          (8,261,051)        (36,274,605)          (853,533)
                                                                     -------------       -------------        -----------
Cash flows from financing activities:
   Proceed from capital sale/leaseback                                     402,761                  --                 --
   (Loans to) repayment from officers and shareholders, net               (100,000)            100,000           (150,000)
   Repayment of notes payable                                             (111,657)           (220,000)          (110,000)
   Repayments capital lease obligation                                     (51,375)                 --                 --
   Proceeds from issuance of common stock, net                                  --          36,051,266                 --
   Purchases of treasury stock                                                  --                  --                 --
   Proceeds from the exercise of stock options                           2,135,508           1,307,790            275,813
                                                                     -------------       -------------        -----------
         Net cash provided by financing activities                       2,275,237          37,239,056             15,813
                                                                     -------------       -------------        -----------
         Net (decrease) increase in cash and cash equivalents           (5,476,937)          6,092,629          1,427,635
Cash and cash equivalents, beginning of period                           9,198,270           3,105,641          1,678,006
                                                                     -------------       -------------        -----------
Cash and cash equivalents, end of period                             $   3,721,333       $   9,198,270        $ 3,105,641
                                                                     =============       =============        ===========
Supplemental disclosure of cash flow information:
   Cash paid during the period for income taxes                      $   1,657,601       $   1,142,000      $   1,157,868
   Cash paid during the period for interest                                127,426              12,458             12,194
Non-cash activities:
   Conversion of Series A preferred stock to common stock            $          --       $  11,603,996      $          --
   Retirement of treasury stock                                                 --           9,999,997                 --
   Accrued dividends on Series A preferred stock                                --                  --            859,555
   Note issued for net assets of Marben Products Inc.                           --                  --            441,657
   Lease of fixed assets                                                   340,702                  --                 --
   Notes payable issued for acquisitions                                 2,282,029                  --                 --
   Deferred taxes on purchased intangibles                                 525,000                  --                 --
   Forfeiture of stock options with deferred stock compensation             54,373              82,909                 --

   The accompanying notes are an integral part of these financial statements.

DSET Corporation and Subsidiaries
December 31, 1999
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.    Nature of Business

      DSET Corporation and its subsidiaries (the "Company") is a leading provider of business-to-business e-commerce software solutions for the global telecommunications marketplace. The DSET suite of electronic-bonding gateways is designed to interconnect the operations support systems (OSSs) of service providers that must exchange information and share network capabilities as trading partners to provide and maintain a growing range of services for customers in the competitive telecommunications market. The Company's local number portability solutions play a key role in enabling business and residential customers to change service providers without changing their local phone numbers. In addition, the Company provides its customers with consulting, training and technical services. Headquartered in Bridgewater, New Jersey, the Company serves customers worldwide.

2.    Summary of Significant Accounting Policies

      Consolidation

      The consolidated financial statements include all wholly owned subsidiaries from the respective dates of their acquisition.

      Cash and Cash Equivalents

      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

      Marketable Securities

      The marketable securities portfolio held by the Company are considered to be available-for-sale securities and are reported at fair value. Unrealized depreciation was $164,116 (net of deferred tax of $102,738) at December 31, 1999. Cost is determined on specific identification basis. At December 31, 1998 unrealized appreciation was $40,123.

      Fixed Assets

      Equipment, furniture and purchased software are stated at cost less accumulated depreciation. Depreciation is calculated using a straight-line method over estimated useful lives ranging from three to seven years. Leasehold improvements are amortized over the lesser of the estimated useful life or the lease term.

      Goodwill

      The Company amortizes goodwill using a straight-line method over its estimated useful life of five years. The Company periodically assesses the realizability of the asset based on estimated future cash flows. Accumulated amortization was $168,525 and $60,181 as of December 31, 1999 and 1998 respectively.

      Software Development Costs

      Capitalization of software development costs begins on establishment of technological feasibility. Costs incurred prior to establishment of technological feasibility are charged to research and product development expense. The ongoing assessment of recoverability of capitlized costs require considerable judgement by management with respect to certain factors including the anticipated future gross revenue, estimated economic life and changes in technology. These factors are considered on a product-by-product basis. Amortization of software development costs is the greater amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life ranging from three to five years of the product including the period being reported on. Accumulated amortization was $69,934 as of December 31, 1999.

DSET Corporation and Subsidiaries
December 31, 1999
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      Acquired Technology

      Acquired technology represents the costs of feasible technology acquired from external sources. At December 31, 1999, acquired technology reflects the purchase of certain assets of Network Programs LLC ("NPL") and Konark Inc., as well as related costs to acquire such assets. Accumulated amortization was $350,270 as of December 31, 1999.

      Amortization of acquired technology is the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or
      (b) the straight-line method over the remaining estimated economic life ranging from three to five year of the product including the period being reported on.

      Research and Product Development

      Research and development costs are charged to expense as incurred. However, the costs incurrred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established.

      Long-Lived Assets

      The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

      Revenue Recognition

      License revenues are recorded when the software has been shipped to the Company's licensees and all significant obligations have been satisfied. Any contract holdbacks or contingent charges are recognized as revenue when they are satisfied. Revenues from run-time licenses are recognized as equipment using the Company's software is deployed by the Company's customers. Notification is typically received from customers pursuant to quarterly reports or via purchase orders for individual licenses. Custom application development service revenues are recognized over the period in which the service is performed based on the percentage of direct labor costs incurred to the total estimated direct labor costs.

      When the engineering of a product is not yet completed, revenue is recognized on orders for that product using the percentage of completion method as defined above. Any revenue recognized in excess of amounts invoiced to the customer for progress billings are recorded as unbilled accounts receivable.

      Service revenue from maintenance contracts is deferred and recognized over the term of the respective contracts (typically twelve months).

DSET Corporation and Subsidiaries
December 31, 1999
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      Revenues under software arrangements involving multiple elements of the sale are allocated to each element based on vendor specific objective evidence of the elements.

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

      Use of Estimates in the Preparation of Financial Statements

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for certain items such as the allowance for doubtful accounts, depreciation and amortization, and income taxes. Additionally, the Company evaluates the useful lives of its acquired technology and software development costs based upon changes in technology and industry conditions.

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

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which must be adopted by June 30, 2000. The Company is currently evaluating the impact of SAB 101 on its results of operations.

      Reclassifications

      Certain amounts in 1998 and 1997 have been reclassified to conform to the 1999 presentation.

DSET Corporation and Subsidiaries
December 31, 1999
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

3.    Marketable Securities

      Marketable securities at December 31, 1999 and 1998 were comprised as follows:


                                                      December 31,
                                                 1999             1998
      Government fixed income securities      $32,970,905      $26,174,048
      Corporate bonds                           4,002,797        9,650,732
                                              -----------      -----------

        Total                                 $36,973,702      $35,824,780
                                              ===========      ===========

      The Company's credit policy provides for all short-term securities of grade A2 or better with maturities of two years or less. Interest income earned related to marketable securities was $2,206,006 and $1,827,830 for the years ended December 31, 1999 and 1998, respectively.

4.    Fixed Assets

      Fixed assets consist of the following:


                                                                 December 31,
                                                            1999              1998
      Computer equipment                                $ 2,339,570       $ 1,688,910
      Purchased software                                  1,416,716           839,668
      Furniture, fixtures and office equipment            1,387,397           451,452
      Leasehold improvements                                389,398            68,080
      Transportation equipment                               32,692            32,692
                                                        -----------       -----------
                                                          5,565,773         3,080,802
      Less:  accumulated depreciation and amortization   (2,137,505)       (1,488,688)
                                                        -----------       -----------
                                                        $ 3,428,268       $ 1,592,114
                                                        ===========       ===========

5.    Debt Obligations

      a) Capital Lease Obligation

      In June 1999, the Company entered into a five-year capital lease agreement mainly for office furniture and fixtures in the new facilities in Bridgewater, New Jersey and Plano, Texas at annual rate of 8.21%. Annual lease payments approximate $180,000. Assets recorded under this lease are included in fixed assets as follows:


                                       December 31, 1999
                                       -----------------
      Furniture and fixtures              $ 743,462
      Accumulated amortization              (51,550)
                                          ---------
                                          $ 691,912
                                          =========

DSET Corporation and Subsidiaries
December 31, 1999
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      b) Lines of Credit

      In August 1997, the Company obtained an unsecured revolving credit facility with a bank totaling $3 million. Borrowings under this line of credit bear interest at the bank's prime rate (8.50% at December 31, 1999) less 0.25% on amounts outstanding of less than $1 million and at the bank's prime rate for aggregate principal amounts exceeding $1 million. No borrowings under this line were outstanding at December 31, 1998 or 1999. This credit facility contains, among other provisions, a covenant which restricts the Company's ability to pay cash dividends.

      c) Notes Payable


      As part of the acquisition of Konark Inc., the Company paid $1.0 million in cash and issued a $2.5 million non-interest bearing note payable which has been discounted at 8.25%. Interest expense is accreted monthly and totalled $28,531 in 1999. The note is payable in five installments, and matures on March 1, 2002.

      As of December 31, 1999, future payments under the notes are as follows:

                                                         Principal
              Year Ending December 31,                   Payments
              -----------------------                    --------
              2000                                      $1,000,000
              2001                                       1,000,000
              2002                                         500,000
                                                        ----------
                                                         2,500,000
              Less: Unamortized interest                  (189,440)
                                                        ----------
              Present value of notes payable             2,310,560
              Less: Current portion                      1,000,000
                                                        ----------
              Long-term portion                         $1,310,560
                                                        ==========

6.    Cumulative Redeemable Convertible Preferred Stock

      During 1995, the Company issued 676,361 shares of cumulative, convertible Series A Preferred Stock in exchange for $10,000,000. As an integral part of the Agreement, the Company was required to use the proceeds received upon the sale of the preferred stock to repurchase, on or before January 31, 1996, an aggregate of 3,043,625 shares of common stock, which the Company has completed.

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

      In the event of the issuance of stock options to two specified executives (one of which is no longer with the Company), the Series A Preferred Shareholders were entitled to receive warrants to purchase a proportionate number of shares with an identical exercise price per share. In September 1996, warrants to purchase 185,331 shares with an exercise price of $2.18 per share were issued for no additional consideration. Such warrants are or will be exercisable to the extent of 25% on each of September 13, 1997, 1998, 1999 and 2000. During 1999, 138,998 warrants were exercised, of which 16,718 underlying common shares were purchased by the Company for their fair value approximately aggregating $303,000 which were used to fund the exercise price of these warrants. At December 31, 1999, warrants to purchase 46,333 shares were outstanding.

DSET Corporation and Subsidiaries
December 31, 1999
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

7.    Common Stock

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

      On March 18, 1998, the Company consummated an initial public offering of 3,500,000 shares of its Common Stock at a price of $16.00 per share, of which 2,500,000 shares were issued and sold by the Company and 1,000,000 shares were sold by certain shareholders of the Company (the "Selling Shareholders"). The net proceeds to the Company from the offering were approximately $36.1 million. On April 7, 1998, certain Selling Shareholders sold an additional 525,000 shares of the Company's Common Stock at a price of $16.00 per share upon the consummation of the exercise of the underwriters' over-allotment option. The Company did not receive any of the proceeds from the sale of shares by the Selling Shareholders.

8.    Stock Options

      The Company maintains a stock option plan (the "1993 Plan") covering officers, employees, directors and consultants, pursuant to which options were granted to purchase shares of the Company's Common Stock. Options granted under this 1993 Plan were either incentive stock options or nonqualified stock options, as designated at the time of grant and vest over a period not to exceed four years. The 1993 Plan provides that the option price shall not be less than the fair market value of the shares at date of grant (as determined by the 1993 Plan's administrators), except for a more than 10% voting shareholder, in which case it will not be less than 110% of the fair market value at date of grant. Incentive stock options are exercisable for ten years from the date of grant ("10 Year Options"), except for a more than 10% voting shareholder, in which case the option is exercisable for five years ("5 Year Options"). Nonqualified stock options are exercisable for five years from the date of grant. Upon consummation of the Company's initial public offering (March 18, 1998) no further grants were issued under the 1993 Plan.

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

DSET Corporation and Subsidiaries
December 31, 1999
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      consultants. The 1998 Stock Plan is administered by the Compensation Committee of the Board of Directors of the Company.

      During the year ended December 31, 1997, deferred stock compensation of $875,835 was recorded for options granted during the year. This amount will be amortized to compensation expense over the vesting period of the options (two to four years). At December 31, 1999, the remaining unamortized deferred stock compensation balance was $196,737.

      At December 31, 1999 and 1998, options to purchase 806,623 and 1,208,344 shares of Common Stock were exercisable under the Company's stock option plans at a weighted average exercise price per share of $3.52 and $1.59, respectively.

      A summary of option transactions during 1997, 1998 and 1999 are as follows:

                                                             Number of                        Weighted
                                                               Shares                          Average
                                            -------------------------------------------       Exercise
                                              10 Year          5 Year                         Price Per
                                              Options         Options           Total          Share
        Outstanding January 1, 1997           977,250        1,261,614        2,238,864       $ 1.23
      Granted                                 827,400          392,359        1,219,759       $ 3.67
      Forfeited                              (141,000)         (84,398)        (225,398)      $ 2.67
      Exercised                              (157,500)        (227,232)        (384,732)      $ 0.72
                                            ---------        ---------        ---------
        Outstanding December 31, 1997       1,506,150        1,342,343        2,848,493       $ 2.23
      Granted                                 602,500          229,500          832,000       $11.99
      Forfeited                              (111,074)        (126,724)        (237,798)      $ 6.38
      Exercised                              (205,322)        (337,145)        (542,467)      $ 1.56
                                            ---------        ---------        ---------
        Outstanding December 31, 1998       1,792,254        1,107,974        2,900,228       $ 4.79
      Granted                                 534,081          510,332        1,044,413       $13.98
      Forfeited                              (367,518)        (122,437)        (489,955)      $11.17
      Exercised                              (640,701)        (310,142)        (950,843)      $12.61
                                            ---------        ---------        ---------
        Outstanding December 31, 1999       1,318,116        1,185,727        2,503,843       $ 8.79
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

DSET Corporation and Subsidiaries
December 31, 1999
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                                   Years ended December 31,
                                                             1999            1998            1997
      Net income applicable to common shares:
        As reported                                       $6,516,730      $4,794,183      $1,609,051
        Pro forma                                          4,593,009       3,639,098         950,593
      Net income per common share:
        As reported                                       $     0.63      $     0.53      $     0.45
        Pro forma                                         $     0.44      $     0.40      $     0.27
      Net income per common share assuming dilution:
        As reported                                       $     0.59      $     0.43      $     0.30
        Pro forma                                         $     0.42      $     0.33      $     0.22

      The fair value for options issued prior to the Company's initial public offering were estimated at the date of grant using the minimum value method with the following weighted average assumptions for the year ended December 31, 1997: risk-free interest rates of 4.65% to 7.28%; expected life of five to ten years, volatility 0% and dividend yields of 0%. The fair value of option grants subsequent to the initial public offering were calculated using the absolute method. The assumptions for the year ended December 31, 1998 were: risk-free interest rates of 4.65% to 5.49%; expected life of 4 years, volatility of 80% and dividend yields of 0%. The assumptions for the year ended December 31, 1999 were: risk-free interest rates of 4.53% to 6.10%; expected life of 4 years, volatility of 80% and dividend yield of 0%. These methods require the input of highly subjective assumptions. Changes in the assumptions can materially affect the fair value estimates. In management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

9.    Income Taxes

      The provision (benefit) for federal and state and foreign taxes consists of the following:

                                                     Years Ended December 31,
                                             1999              1998              1997
      Current:
        Federal                          $ 3,065,129       $ 2,262,893       $ 1,079,038
        State                                465,217           259,780           149,584
        Foreign                               27,815           121,850            72,256
                                         -----------       -----------       -----------
                                           3,558,161         2,644,523         1,300,878
                                         -----------       -----------       -----------
      Deferred:
        Federal                             (269,652)          (76,649)         (111,830)
        State                                (38,602)           (7,401)          (11,652)
                                         -----------       -----------       -----------
                                            (308,254)          (84,050)         (123,482)
                                         -----------       -----------       -----------
         Provision for income taxes      $ 3,249,907       $ 2,560,473       $ 1,177,396
                                         -----------       -----------       -----------

DSET Corporation and Subsidiaries
December 31, 1999
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      The following reconciles the tax provision to the amount computed by multiplying income before income taxes by the United States federal statutory rate of 34% as follows:


                                                  Years Ended December 31,
                                                1999        1998        1997
      Provision at statutory rate               34.0%       34.0%       34.0%
      State taxes, net of federal benefit        3.1         2.2         2.5
      Research and development tax credits      (4.6)       (3.3)       (4.2)
      Deferred stock compensation                0.6         1.3          --
      Other                                      0.2         0.6          --
                                                ----        ----        ----
                                                33.3%       34.8%       32.3%
                                                ====        ====        ====

      Deferred tax assets (liabilities) are comprised of the following:


                                                 December 31,
                                             1999            1998
      Current:
        Accrued vacation                  $ 133,178       $ 127,656
        Bad debt reserve                    233,100          65,939
        Deferred maintenance revenue         42,122          36,446
        Accrued bonus                            --          28,103
        Depreciation on investments         102,738              --
        Warranty reserve                    224,636              --
                                          ---------       ---------
           Total                          $ 735,774       $ 258,144
                                          =========       =========

      Non-current:
        Fixed assets                       (126,487)       (119,127)
        Deferred rent                        99,163              --
        Amortization                         56,343              --
        Capitalized software costs         (214,784)             --
        Acquired technology                (525,000)             --
                                          ---------       ---------
           Total                          $(710,765)      $(119,127)
                                          =========       =========

DSET Corporation and Subsidiaries
December 31, 1999
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

10.   Revenue and Receivable Concentration

      The Company had no customers which accounted for more than 10% of revenues for the year ended 1999. The Company had one significant customer for each of the years ended 1998 and 1997, which accounted for approximately 17% and 12% of total revenues, respectively. No other customer accounted for more than 10% of total revenues in any of the three years ended December 31, 1999. Revenues from customers in the following geographic regions as a percentage of total revenues are as follows:


                           Years Ended December 31,
                           1999      1998      1997
      North America          93%       85%       73%
      Asia/Pacific Rim        3         9        22
      Europe                  4         6         5
                            ---       ---       ---
                            100%      100%      100%
                            ===       ===       ===

      At December 31, 1998 and 1999, one customer accounted for approximately 25% and 14%, respectively, of accounts receivable. Unbilled accounts receivable were $4.8 million and $1.5 million as of December 31, 1999 and 1998, respectively.

11.   Employee Benefit Plan

      The Company maintains a savings plan pursuant to Section 401(k) of the Internal Revenue Code (the "Code") covering all employees meeting eligibility requirements. Subject to certain limits set forth in the Code, employees are permitted to make contributions to the plan on a pre-tax salary reduction basis, and the Company may make voluntary contributions of up to 60% of employee contributions. The Company made contributions approximating $164,000, $251,000, and $296,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

12.   Commitments

      Leases

      The Company has operating leases for its offices and certain equipment. Generally, the leases carry renewal provisions and require the payment of maintenance costs. Rental expense charged to operations for the years ended December 31, 1997, 1998 and 1999 was approximately $402,000, $786,000 and $2,050,000 respectively.

DSET Corporation and Subsidiaries
December 31, 1999
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      The future minimum rental payments under noncancellable operating leases are as follows:


      Years Ending December 31,
        2000                                    $ 2,133,704
        2001                                      2,165,541
        2002                                      2,005,195
        2003                                      1,705,643
        2004                                      1,663,158
        For the years 2005 and beyond             6,176,734
                                                -----------

          Total                                 $15,849,975
                                                ===========

13.   Acquisitions

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

      The following is a summary of the purchase price allocation:

            Current assets and other tangible assets                  $ 426,615
            Goodwill                                                    190,045
            Current liabilities assumed                                (175,003)
            Note issued in acquisition                                 (441,657)

      On January 25, 1999, DSET Acquisition Corp., a wholly-owned subsidiary of the Company consummated the acquisition of certain assets of NPL. The purchase price consisted of $2,500,000 payable to NPL and professional fees of $158,416.

      In addition, the costs to acquire NPL are recorded as acquired technology and goodwill. In addition, research and development costs associated with bringing the acquired assets to market have been recorded as capitalized software development costs. Amortization of these costs commenced with the shipment of the product in the second quarter of 1999: amortization expense related to this expense was $240,495 through December 31, 1999. All future development costs associated with the product will be expensed.

      The following is a summary of the purchase price allocation:

      Acquired technology                                 $2,458,416
      Goodwill                                               200,000
                                                          ----------
        Total                                             $2,658,416
                                                          ==========

DSET Corporation and Subsidiaries
December 31, 1999
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      On September 30, 1999, the Company purchased Konark Inc. and related technologies for approximately $3.3 million in cash and certain deferred payments plus professional fees and the related deferred tax liabilities. The acquisition price, along with certain other acquisition costs and associated deferred tax liabilities have been recorded as acquired technology and goodwill that will be amortized over five years.

      The following is a summary of the purchase price allocation and consideration:

            Purchase Price Allocation
            -------------------------
            Acquired technology                                     $ 2,195,507
            Other assets                                                695,507
            Goodwill                                                  1,036,015
                                                                    -----------
                                                                    $ 3,927,029
                                                                    ===========
            Consideration
            -------------
            Cash                                                    $(1,120,000)
            Notes payable-current                                      (971,470)
            Long-term notes payable                                  (1,310,559)
            Deferred income taxes                                      (525,000)
                                                                    -----------
                                                                    $ 3,927,029
                                                                    ===========

14.   Earnings Per Share

      The Company calculates, presents and discloses EPS in accordance with SFAS No. 128, "Earnings per Share" (EPS). The statement defines two earnings per share calculations, basic and assuming dilution. The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing net income available to common stock by the weighted average shares outstanding. The objective of diluted EPS is consistent with that of basic EPS, that is to measure the performance of an entity over the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period. The calculation of diluted EPS is similar to basic EPS except both the numerator and denominator are increased for the conversion of potential common shares. The following table is a reconciliation of the numerator and denominator under each method:

                                                    For the Year Ended December 31, 1997
                                                                                Per Share
                                                    Income           Shares      Amount
      Basic EPS:
      Net income applicable to common shares      $1,609,051       3,566,764     $0.45

      Assuming dilution:
      Net income applicable to common shares
        Convertible preferred stock                  859,555       3,043,625
        Warrants                                          --          98,216
        Stock options                                     --       1,637,760
                                                  ----------       ---------
                                                  $2,468,606       8,346,365     $0.30
                                                  ==========       =========

DSET Corporation and Subsidiaries
December 31, 1999
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                      For the Year Ended December 31, 1998
                                                                                  Per Share
                                                    Income             Shares      Amount
      Basic EPS:
      Net income applicable to common shares      $ 4,794,183        9,012,019     $0.53

      Assuming dilution:
      Net income applicable to common shares
        Stock options                                      --        1,875,759
        Warrants                                           --          155,644
                                                  -----------       ----------
                                                  $ 4,794,183       11,043,422     $0.43
                                                  ===========       ==========

                                                      For the Year Ended December 31, 1999
                                                                                  Per Share
                                                    Income             Shares      Amount
      Basic EPS:
      Net income applicable to common shares      $ 6,516,730       10,425,250     $0.63

      Assuming dilution:
      Net income applicable to common shares
        Stock options                                      --          502,513
        Warrants                                           --          138,965
                                                  -----------       ----------
                                                  $ 6,516,730       11,066,728     $0.59
                                                  ===========       ==========

DSET Corporation and Subsidiaries
December 31, 1999
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

15.   Selected Quarterly Results of Operations (unaudited)

The following table presents certain condensed unaudited quarterly financial information for each of the eight most recent quarters in the period ended December 31, 1999. This information is derived fron unaudited financial statements of the Company that include, in the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operation of such periods.

(In $000 Except Per Share Amounts)

                                Quarter    Quarter     Quarter     Quarter      Quarter    Quarter    Quarter    Quarter
                                 Ended      Ended       Ended       Ended        Ended      Ended      Ended      Ended
                                3/31/99    6/30/99     9/30/99     12/31/99     3/31/98    6/30/98    9/30/98    12/31/98
      Revenue                   $7,476     $9,118     $12,909      $15,126      $5,322     $6,940     $7,822     $9,206

      Gross Profit               5,926      7,202      10,208       12,406       4,379      5,494      6,209      7,740

      Net Income                   572        653       2,135        3,156         291      1,052      1,544      1,908
      Earnings Per Share
      of Common Stock:

        Basic                     0.06       0.06        0.21         0.29        0.04       0.11       0.16       0.20

        Diluted                   0.05       0.06        0.19         0.27        0.03       0.09       0.13       0.17
