Form 10-Q
period 2000-03-31
DSET CORP
filed 2000-05-15
CIK 1052196

                                                                  CONFORMED COPY

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                        -------------------------------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2000
                         Commission File Number 0-23611

                                DSET CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             New Jersey                                22-3000022
------------------------------------      ------------------------------------
 (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
  Incorporation or Organization)

1160 U. S. Highway 22, Bridgewater, New Jersey                    08807
-------------------------------------------------------------------------------
   (Address of Principal Executive Offices)                    (Zip Code)

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

                    Yes:    X                       No:
                         -------                        -------

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 1, 2000:

                      Class                          Number of Shares
                      -----                          ----------------
                Common Stock, no par value              11,297,155

                                DSET CORPORATION

                                TABLE OF CONTENTS
                                                                                                Page
                                                                                                ----
PART I. FINANCIAL INFORMATION..................................................................... 1

         Item 1. Financial Statements............................................................. 1

                 Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999........... 2

                 Consolidated Statements of Income and Comprehensive Income for the
                    Three Months Ended March 31, 2000 and 1999 ................................... 3

                 Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2000
                    and 1999 ..................................................................... 4

                 Notes to Consolidated Financial Statements....................................... 5

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                 Operations......................................................................  13

                 Results of Operations............................................................ 16

                 Liquidity and Capital Resources.................................................. 17

         Item 3. Quantitative and Qualitative Disclosures About Market Risk....................... 20

PART II. OTHER INFORMATION........................................................................ 21

         Item 2. Use of Proceeds.................................................................. 21

         Item 6.  Exhibits and Reports on Form 8-K................................................ 21

SIGNATURES ....................................................................................... 22

                                     i

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

DSET Corporation and Subsidiaries
March 31, 2000
Consolidated Balance Sheets
-------------------------------------------------------------------------------

                                                                                March 31, 2000   December 31, 1999*
                                                                                --------------   ------------------
                                                                                 (unaudited)         (audited)
Assets
Current assets:
   Cash and cash equivalents                                                 $       9,368,613     $     2,212,759
   Marketable securities                                                            38,533,916          37,945,597
   Accounts receivable, net of allowance for doubtful accounts
     of $699,000 and $600,000                                                       14,459,410          20,132,404
   Income taxes receivable                                                           1,345,726                   -
   Deferred income taxes                                                               741,923             735,774
   Prepaid licenses                                                                    815,000              25,000
   Prepaid expenses and other current assets                                         2,350,459           1,963,944
                                                                             -----------------     ---------------
       Total current assets                                                         67,615,047          63,015,478
Acquired technology, net                                                             4,271,674           4,343,313
Software development costs, net                                                        532,577             564,854
Fixed assets, net                                                                    4,233,513           3,428,268
Goodwill, net                                                                        1,189,667           1,258,175
Other assets                                                                           860,412             885,290
                                                                             -----------------     ---------------
       Total assets                                                          $      78,702,890     $    73,495,378
                                                                             =================     ===============

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable and accrued expenses                                     $       6,879,190     $     6,144,874
   Income taxes payable                                                                      -             394,206
   Deferred revenues                                                                 3,301,647           1,719,975
   Current portion of notes payable                                                    945,026           1,000,000
   Current portion of lease obligation                                                 130,417             130,415
                                                                             -----------------     ---------------
       Total current liabilities                                                    11,256,280           9,389,470

Deferred income taxes                                                                  624,997             710,765
Long-term notes payable                                                                837,004           1,310,560
Capital lease obligation                                                               519,476             561,670
                                                                             -----------------     ---------------
       Total liabilities                                                            13,237,757          11,972,465
                                                                             -----------------     ---------------
Commitments
Shareholders' equity:
   Preferred stock, no par value; 5,000,000 shares authorized, no
     shares issued or outstanding at March 31, 2000 and December 31, 1999                    -                   -
   Common stock, no par value; 40,000,000 shares authorized, 11,329,560 and 10,860,770 shares issued and outstanding at March 31, 2000
     and December 31, 1999, respectively                                            48,527,067          45,635,959
   Deferred stock compensation                                                        (163,832)           (196,737)
   Retained earnings                                                                17,168,507          16,247,807
   Accumulated other comprehensive income                                             ( 66,609)           (164,116)
                                                                             -----------------     ---------------
       Total shareholders' equity                                                   65,465,133          61,522,913
                                                                             -----------------     ---------------
       Total liabilities and shareholders' equity                            $      78,702,890     $    73,495,378
                                                                             =================     ===============

       * Certain amounts have been reclassified for comparative purposes.

        The accompanying notes are an integral part of these consolidated financial statements.

DSET Corporation and Subsidiaries
March 31, 2000
Consolidated Statements of Income and Comprehensive Income
-------------------------------------------------------------------------------

                                                                                 Three Months Ended March 31,
                                                                                   2000             1999*
                                                                                   ----             -----
                                                                                (unaudited)      (unaudited)

Revenues:
   License revenues                                                        $   8,095,419          $  4,153,146
   Service revenues                                                            3,502,994             3,323,140
                                                                           -------------          ------------
              Total revenues                                                  11,598,413             7,476,286
                                                                           -------------          ------------
Cost of revenues:
   License revenues                                                              799,219               283,109
   Service revenues                                                            2,235,645             1,266,948
                                                                           -------------          ------------
         Total cost of revenues                                                3,034,864             1,550,057
                                                                           -------------          ------------
       Gross profit                                                            8,563,549             5,926,229
                                                                           -------------          ------------
Operating expenses:
   Sales and marketing                                                         2,710,003             2,394,654
   Research and product development                                            3,418,351             2,345,898
   General and administrative                                                  1,294,500               810,313
   Amortization of goodwill and other intangibles                                103,284                 9,502
                                                                           -------------          ------------
         Total operating expenses                                              7,526,138             5,560,367
                                                                           -------------          ------------
       Operating income                                                        1,037,411               365,862

Interest expense and other income (expense)                                      (55,299)              (13,999)
Interest income                                                                  398,434               536,434
                                                                           -------------          ------------
Income before income taxes                                                     1,380,546               888,297
Provision for income taxes                                                       459,846               316,345
                                                                           -------------          ------------
Net income                                                                       920,700               571,952

Other comprehensive income, net of tax:
     Unrealized appreciation/(depreciation)
     on investments                                                               97,507               (53,413)
                                                                           -------------          ------------
Comprehensive income                                                       $   1,018,207          $    518,539
                                                                           =============          ============
Net income applicable to common shares                                     $     920,700          $    571,952
                                                                           =============          ============
Net income per common share                                                $         .08          $        .06
                                                                           =============          ============
Weighted average number of common shares
   outstanding                                                                11,037,458            10,028,583
                                                                           =============          ============
Net income per common share assuming dilution                              $         .08          $        .05
                                                                           =============          ============
Weighted average number of common shares and
   common equivalent shares outstanding                                       12,116,680            11,331,694
                                                                           =============          ============


       * Certain amounts have been reclassified for comparative purposes.
        The accompanying notes are an integral part of these consolidated financial statements.

DSET Corporation and Subsidiaries
March 31, 2000
Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------

                                                                              Three Months Ended March 31,
                                                                              2000                  1999 *
                                                                              ----                  ----
                                                                           (unaudited)         (unaudited)
Cash flows from operating activities:
   Net income                                                             $    920,700      $   571,952
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Deferred income taxes                                                    (133,616)               -
     Tax benefit from exercise of stock options                              1,775,415          589,819
     Amortization of deferred stock compensation                                32,905           63,889
     Depreciation                                                              233,181          184,009
     Loss on disposal of assets                                                    475                -
     Amortization                                                              207,199            9,502
     Bad debt expense                                                           99,000           15,900
     Earnings from joint venture                                                     -           (1,208)
     Changes in assets and liabilities:
       Accounts receivable                                                   5,573,994        1,335,206
       Prepaid licenses                                                       (790,000)               -
       Prepaid expenses and other current assets                              (186,515)        (716,840)
       Other assets                                                             (9,897)        (117,640)
       Accounts payable and accrued expenses                                   734,316         (541,114)
       Income taxes receivable and payable                                  (1,739,932)        (377,048)
       Deferred revenues                                                     1,581,672          415,875
                                                                          ------------      -----------
         Net cash provided by operating activities                           8,298,897        1,432,302
                                                                          ------------      -----------
Cash flows from investing activities:
   Purchases of marketable securities                                      (10,427,655)      (4,598,866)
   Redemption of marketable securities                                       9,978,542        7,534,691
   Acquisitions of businesses                                                        -       (2,624,890)
   Software development costs                                                        -         (231,091)
   Acquisition of fixed assets                                              (1,038,901)        (181,825)
                                                                          ------------      -----------
         Net cash used in investing activities                              (1,488,014)        (101,981)
                                                                          ------------      -----------
Cash flows from financing activities:
   Loan to employee                                                           (200,000)               -
   Repayment of notes payable                                                 (528,530)         (55,000)
   Repayments capital lease obligation                                         (42,192)               -
   Proceeds from the exercise of stock options                               1,115,693          473,334
                                                                          ------------      -----------
         Net cash provided by financing activities                             344,971          418,334
                                                                          ------------      -----------
         Net increase in cash and cash equivalents                           7,155,854        1,748,655
Cash and cash equivalents, beginning of period                               2,212,759        9,198,270
                                                                          ------------      -----------
Cash and cash equivalents, end of period                                  $  9,368,613      $10,946,925
                                                                          ============      ===========
Supplemental disclosure of cash flow information:
   Cash paid during the period for income taxes                           $    572,350      $    99,400
   Cash paid during the period for interest                                     18,464            1,396

       * Certain amounts have been reclassified for comparative purposes.
        The accompanying notes are an integral part of these consolidated financial statements.

DSET Corporation and Subsidiaries
March 31, 2000
Notes to Consolidated Financial Statements (unaudited)
-------------------------------------------------------------------------------

1. Basis of Presentation

   The consolidated information presented as of March 31, 2000 and the three-month periods ended March 31, 2000 and 1999 is unaudited, but in the opinion of DSET Corporation's (the "Company") management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 2000 and the results of its operations and its cash flows for the three-month periods ended March 31, 2000 and 1999. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's 1999 audited financial statements and accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The December 31, 1999 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

   Results for the interim period are not necessarily indicative of results that may be expected for the entire year.

2. Summary of Significant Accounting Policies

   Consolidation
   The consolidated financial statements include all wholly-owned subsidiaries from the respective dates of their acquisition. The consolidated entity includes DSET Corporation and its wholly-owned subsidiaries, DSET Acquisition Corp., a Delaware corporation; Konark Inc., a California corporation; PIC Technologoies, Inc., a Delaware corporation; and Chengdu DSET Science & Technology Co., Ltd. (China).

   Cash and Cash Equivalents
   The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

   Marketable Securities
   The marketable securities portfolio held by the Company are considered to be available-for-sale securities and are reported at fair value. Unrealized depreciation was $66,609 (net of deferred taxes of $41,699) at March 31, 2000. Cost is determined on specific identification basis.

DSET Corporation and Subsidiaries
March 31, 2000
Notes to Consolidated Financial Statements (unaudited)
-------------------------------------------------------------------------------

   Fixed Assets
   Equipment, furniture and purchased software are stated at cost less accumulated depreciation. Depreciation is calculated using a straight-line method over estimated useful lives ranging from three to seven years. Leasehold improvements are amortized over the lesser of the estimated useful life or the lease term.

   Goodwill
   The Company amortizes goodwill using a straight-line method over its estimated useful life of five years. The Company periodically assesses the realizability of the asset based on estimated future cash flows. Accumulated amortizaton was $211,305 as of March 31, 2000.

   Software Development Costs
   Capitalization of software development costs begins on establishment of technological feasibility. Costs incurred prior to establishment of technological feasibility are charged to research and product development expense. The ongoing assessment of recoverability of capitalized costs requires considerable judgement by management with respect to certain factors, including the anticipated future gross revenue, estimated economic life and changes in technology. These factors are considered on a product-by-product basis. Amortization of software development costs is the greater amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life ranging from three to five years of the product including the period being reported on. Accumulated amortization was $864,325 as of March 31, 2000.

   Acquired Technology
   Acquired technology represents the costs of feasible technology acquired from external sources. At December 31, 1999, acquired technology reflects the purchase of certain assets of Network Programs LLC ("NPL") and Konark Inc.("Konark"), as well as related costs to acquire such assets. Accumulated amortization was $486,693 as of March 31, 2000. There was no accumulated amortization at March 31, 1999. Amortization of acquired technology is the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life ranging from three to five years of the product including the period being reported on.

   Research and Product Development
   Research and development costs are charged to expense as incurred. However, the costs incurrred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established.

DSET Corporation and Subsidiaries
March 31, 2000
Notes to Consolidated Financial Statements (unaudited)
-------------------------------------------------------------------------------

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

   Custom application development and gateway development service revenues are recognized over the period in which the service is performed based on the percentage of direct labor costs incurred to the total estimated direct labor costs. When the engineering of a product is not yet completed, revenue is recognized on orders for that product using the percentage of completion method as defined above. Any revenue recognized in excess of amounts invoiced to the customer for progress billings are recorded as unbilled accounts receivable.

   Service revenue from maintenance contracts is deferred and recognized over the term of the respective contracts (typically twelve months).

   Revenues under software arrangements involving multiple elements of a sale are allocated to each element based on vendor specific objective evidence of the elements.

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

   For certain stock options, the Company receives a tax deduction for the difference between the fair market value of the Company's common stock at the date of exercise of the stock option and the exercise price. To the extent the amount deducted for income taxes exceeds the amount charged to operations for financial statement purposes, the related tax benefits are credited to shareholders' equity.

DSET Corporation and Subsidiaries
March 31, 2000
Notes to Consolidated Financial Statements (unaudited)
-------------------------------------------------------------------------------

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

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") which must be adopted by June 30, 2000. The Company is currently evaluating the impact of SAB 101 on its results of operations.

   Reclassifications
   Certain amounts in the first quarter of 1999 have been reclassified to conform to the first quarter of 2000 presentation.

DSET Corporation and Subsidiaries
March 31, 2000
Notes to Consolidated Financial Statements (unaudited)
-------------------------------------------------------------------------------

3. Debt Obligations

   a) Capital Lease Obligation
   In June 1999, the Company entered into a five-year capital lease agreement mainly for office furniture and fixtures in the new facilities in Bridgewater, New Jersey and Plano, Texas at an annual rate of 8.21%. Annual lease payments approximate $180,000. Assets recorded under this lease are included in fixed assets as follows:

                                        March 31, 2000      December 31, 1999
                                        --------------      -----------------
    Furniture and fixtures                $   743,462          $   743,462
    Accumulated amortization                  (83,318)             (51,550)
                                        --------------      -----------------
                                          $   660,144          $   691,912
                                        --------------      -----------------


   b) Lines of Credit
   In August 1997, the Company obtained an unsecured revolving credit facility with a bank totaling $3 million. Borrowings under this line of credit bear interest at the bank's prime rate (9.00% at March 31, 2000) less 0.25% on amounts outstanding of less than $1 million and at the bank's prime rate for aggregate principal amounts exceeding $1 million. No borrowings under this line were outstanding at March 31, 2000 or December 31, 1999. This credit facility contains, among other provisions, a covenant which restricts the Company's ability to pay cash dividends.

   c) Notes Payable
   On September 30, 1999, as part of the acquisition of Konark, the Company paid $1.0 million in cash and issued a $2.5 million non-interest bearing note payable which has been discounted at 8.25%. Interest expense is accreted monthly and totalled approximately $28,000 for the three months ended March 31, 2000. The note is payable in five installments and matures on March 1, 2002.

DSET Corporation and Subsidiaries
March 31, 2000
Notes to Consolidated Financial Statements (unaudited)
-------------------------------------------------------------------------------

   As of March 31, 2000, future payments under the notes are as follows:

                                                  Principal
           Year Ending December 31,               Payments
           -----------------------                --------
           2000                                  $  500,000
           2001                                   1,000,000
           2001                                     500,000
                                                 ----------
                                                  2,000,000
           Less: Unamortized interest            $ (217,970)
                                                 ----------
           Present value of notes payable         1,782,030
           Less: Current portion                    945,026
                                                 ----------
           Long-term portion                      $ 837,004
                                                 ----------

4. Acquisitions

   On January 25, 1999, DSET Acquisition Corp., a wholly-owned subsidiary of the Company consummated the acquisition of certain assets of NPL. The purchase price consisted of $2,500,000 payable in cash to NPL and professional fees of $158,416.

   The costs to acquire NPL are recorded as acquired technology and goodwill. In addition, research and development costs associated with bringing the acquired assets to market have been recorded as capitalized software development costs. Amortization of these costs commenced with the shipment of the product in the second quarter of 1999; amortization expense related to this expense was approximately $128,000 for the three months ended March 31, 2000.

   The following is a summary of the purchase price allocation:

     Acquired technology                         $    2,458,416
     Goodwill                                           200,000
                                                 --------------
         Total                                   $    2,658,416
                                                 --------------

   On September 30, 1999, the Company purchased Konark and related technologies for approximately $3.3 million in cash and certain deferred payments plus professional fees and the related deferred tax liabilities. The acquisition price, along with certain other acquisition costs and associated deferred tax liabilities have been recorded as acquired technology and goodwill that will be amortized over five years.

DSET Corporation and Subsidiaries
March 31, 2000
Notes to Consolidated Financial Statements (unaudited)
-------------------------------------------------------------------------------

   The following is a summary of the purchase price allocation and consideration:

   Purchase Price Allocation
   -------------------------
   Acquired technology                $  2,195,507
   Other assets                            695,507
   Goodwill                              1,036,015
                                      ------------
                                      $  3,927,029
                                      ------------
   Consideration
   -------------
   Cash                               $ (1,120,000)
   Notes payable-current                  (971,470)
   Long-term notes payable              (1,310,559)
   Deferred income taxes                  (525,000)
                                      ------------
                                      $ (3,927,029)
                                      ------------

5. Earnings Per Share

   The Company calculates, presents and discloses earnings per share ("EPS") in accordance with SFAS No. 128, "Earnings per Share". The statement defines two earnings per share calculations, basic and assuming dilution. The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing net income available to common stock by the weighted average shares outstanding. The objective of diluted EPS is consistent with that of basic EPS, that is to measure the performance of an entity over the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period. The calculation of diluted EPS is similar to basic EPS except the denominator is increased for the conversion of potential common shares. The following table is a reconciliation of the numerator and denominator under each method:

                                      For the Three Months ended March 31, 2000
                                      -----------------------------------------
                                                                      Per Share
                                      Net Income       Shares           Amount
   Basic EPS                           $920,700       11,037,458      $    0.08

   Assuming dilution:
     Stock options                            -        1,036,207
     Warrants                                 -           43,015
                                       --------       ----------
                                       $920,700       12,116,680      $    0.08
                                       --------       ----------


DSET Corporation and Subsidiaries
March 31, 2000
Notes to Consolidated Financial Statements (unaudited)
-------------------------------------------------------------------------------


                                      For the Three Months ended March 31, 1999
                                      -----------------------------------------
                                                                      Per Share
                                      Net Income       Shares           Amount
   Basic EPS                          $571,952         10,028,583      $  0.06

   Assuming dilution:
     Stock options                           -          1,147,247
     Warrants                                -            155,864
                                      --------         ----------
                                      $571,952         11,331,694      $   0.05
                                      --------         ----------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     DSET is a leading provider of business-to-business e-commerce software solutions created specifically for the global telecommunications marketplace. The DSET suite of electronic-bonding gateways interconnects the operations support systems ("OSSs") of competing telecommunications service providers ("Telecom Service Providers"), such as Competitive Local Exchange Carriers ("CLECs") and Data Local Exchange Carriers ("DLECs") that must trade information and share network capabilities to serve customers. In addition, DSET's local number portability ("LNP") solutions play a key role in enabling customers to change Telecom Service Providers without changing their local phone numbers. The Telecommunications Act of 1996 ("Telecom Act") encourages competition among providers of local phone services by requiring incumbent local exchange carriers ("ILECs") to allow new Telecom Service Providers to lease portions of the incumbents' networks and access their OSSs. Hundreds of Telecom Service Providers are vying to win customers from the incumbents by offering better pricing and service. With DSET solutions, Telecom Service Providers can complete key tasks that assist "provisioning" or "service-fulfillment" of phone service for new customers in days rather than weeks. In addition, DSET solutions help Telecom Service Providers maintain a higher level quality of service for their customers.

     Historically, the Company has focused on the creation of applications that could be distributed among many processors in order to solve highly complex problems in the network management arena. These applications are predominantly sold to network equipment vendors, both domestically and internationally. Until 1999, substantially all the Company's revenues had been derived from application development tools and applications or services based on Telecommunications Management Network ("TMN") standards. However, the Company is actively moving away from selling these application development tools.

     The Company's continued success will depend on continued growth in the market for advanced telecommunications products, OSS interconnection products and services and LNP solutions.

     The Company's revenues are generated from two sources: license and service revenues from Telecom Service Providers and license and service revenues from network equipment vendors.

     For the quarters ended March 31, 2000 and 1999, the Company derived approximately 69.8% and 55.6%, respectively, of its total revenues from license revenues and approximately 30.2% and 44.4%, respectively, of its total revenues from service revenues. During the first quarter of 2000, revenues generated from Telecom Service Providers were approximately $7.0 million. Revenues generated from network equipment vendors for LNP solutions, application development tools and related services were approximately $4.6 million in the first quarter of 2000. Revenues generated from Telecom Service Providers were $1.9 million in the first quarter of 1999, and revenues generated from network equipment vendors were $5.6 million in the first quarter of 1999.

     DSET's license revenues from Telecom Service Providers are derived from the sale of electronic-bonding gateways to carriers under contracts that provide for license fees. Prices for licenses of the Telecom Service Providers' solutions and other applications range from $75,000 to $500,000, depending on the number of licensed components. License revenues are recorded when the software has been shipped to the customer and all significant obligations have been satisfied. Any contract holdbacks or contingent charges are recognized as revenue when they are satisfied.

     License revenues derived from the sale of LNP solutions and application development tools to customers under contracts generally provide for license fees and run-time royalty fees. Prices for development licenses of the Company's LNP solutions tool suites can range from approximately $150,000 to $400,000 and prices for tool suites typically range from approximately $150,000 to $250,000 depending on the number of licensed components and development users. The Company's license agreements for development tools also typically provide for run-time royalty fees that are earned at the time of deployment by equipment vendors to telecommunications carriers of network devices which have embedded applications built with the Company's software. A run-time license permits an equipment vendor to incorporate applications developed with the Company's software tools in such vendor's telecommunications network devices. License revenues from development licenses are recognized at the time the product is shipped to the customer. Run-time royalty fees are recognized as the Company is notified of such deployment. Notification is typically received from customers pursuant to quarterly reports or via purchase orders for individual licenses.

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

     The Company had one customer accounting for 20% of revenues for the quarter ended March 31, 2000 and no customer which accounted for more than 10% of revenues for the quarter ended March 31,1999. The Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. As a result of this customer concentration, the Company's revenues from quarter to quarter and business, financial condition and results of operations may be subject to substantial period-to-period fluctuations.

     The Company's costs of license revenues consist primarily of royalties paid to third party software companies and the amortization of acquired technology and capitalized software costs. The Company generally is not contractually obligated to make minimum royalty payments. Costs of service revenues include primarily payroll, related benefit costs, personnel and other operating expenses. Sales and marketing expenses consist of salaries, commissions and bonuses paid to sales and marketing personnel, as well as travel and promotional expenses. Research and product development expenses encompass primarily software engineering personnel costs, costs of third-party equipment, costs associated with customer satisfaction and quality and software utilized for development purposes. Research and product development expenses are generally charged to operations as such costs are incurred. The Company's research and development projects are evaluated for technological feasibility in order to determine whether they meet capitalization requirements. General and administrative expenses are comprised of personnel costs and occupancy costs for administrative, executive and finance personnel.

     During the year ended December 31, 1997, deferred stock compensation of $876,000 was recorded for options granted. This amount has been amortized to compensation expense over the vesting period of the options (two to four years). At March 31, 2000, the remaining unamortized deferred stock compensation balance was approximately $164,000.

     The Company primarily markets and sells its products and services through a direct sales force in North America.

     The Company derives a portion of its revenues from international sales which constituted approximately 6% and 10% of the Company's total revenues in the first quarter of 2000 and 1999, respectively. International sales are derived from Europe (primarily Italy and Germany) and Asia (primarily Korea, China and Japan). The Company's international sales currently are United States dollar-denominated. As a result, an increase in the value of the United States dollar relative to foreign currencies could make the Company's products and services less competitive in international markets.

Forward-Looking Statements

     Statements contained in this Form 10-Q that are not based on historical fact are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. Such forward-looking statements involve risks and uncertainties, including, but not limited to: (i) the substantial variability of the Company's quarterly operating results, (ii) the Company's dependence on the rapidly evolving telecommunications industry, (iii) rapid technological change in the Company's industry, (iv) the limited number of customers for a significant portion of the Company's revenue, (v) risks associated with market acceptance of the Company's new OSS gateways interconnection and LNP products, (vi) risks associated with intense competition in the industry, including competition for qualified technical personnel and (vii) risks associated with acquisitions of businesses by the Company, including risks relating to unanticipated liabilities or expenses or lower than expected revenues of such acquired businesses. The success of the Company depends to a large degree upon increased demand by Telecom Service Providers for its new OSS Interconnection products and by network equipment vendors for its LNP products. As a result of such risks and others expressed from time to time in the Company's filings with the Securities and Exchange Commission (the "Commission"), the Company's actual results may differ materially from the results discussed in or implied by the forward-looking statements contained herein.

Results of Operations

Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999

     Revenues. Total revenues increased 55.1% to $11.6 million in the first quarter of 2000 from $7.5 million in the first quarter of 1999. License revenues increased by 94.9% to $8.1 million in the first quarter of 2000 from $4.2 million in the first quarter of 1999. This increase was primarily attributable to an increase in the sale of OSS gateway licenses to Telecom Service Providers. Service revenues increased 5.4% to $3.5 million in the first quarter of 2000 from $3.3 million in the first quarter of 1999. This increase was attributable primarily to custom application development projects for OSS interconnection and LNP solutions, offset by a decrease in projects for network equipment vendors. Revenues recorded using the percentage of completion method of contract accounting amounted to $2.4 million in the first quarter of 2000 as compared to $1.9 million in the first quarter of 1999.

     Gross profit. The Company's gross profit increased 44.5% to $8.6 million in the first quarter of 2000 from $5.9 million in the first quarter of 1999. Gross profit percentage for license revenues decreased to 90.1% in the first quarter of 2000 from 93.2% in the first quarter of 1999 due to an increase of third party royalties and amortization of acquired technology and capitalized software costs. Gross profit percentage for service revenues decreased to 36.2% in the first quarter of 2000 from 61.9% in the first quarter of 1999. The decreases in gross profit percentages were primarily attributable to higher implementation costs arising from the use of third party resources, less application development service revenue, other support costs associated with satisfying customer requirements and the amortization of acquired technology and capitalized software.

     Sales and marketing expenses. Sales and marketing expenses increased 13.2% to $2.7 million in the first quarter of 2000 from $2.4 million in the first quarter of 1999. The increase in sales and marketing expenses was primarily attributable to increased personnel and related costs resulting from the increase in the Company's sales force and provision for bad debt expense offset by a lower commission rate on in-house sales as compared to the higher commission rate associated with higher agent sales in the previous year.

     Research and product development expenses. Research and product development expenses increased 45.7% to $3.4 million in the first quarter of 2000 from $2.3 million in the first quarter of 1999. The increase in research and product development expenses was due primarily to an expansion in the number of new products under development.

     General and administrative expenses. General and administrative expenses increased 59.8% to $1.3 million in the first quarter of 2000 from $810,000 in the first quarter of 1999. The increase in general and administrative expenses was due primarily to recruiting, personnel and related costs and professional fees.

     Amortization of goodwill. Amortization expense increased to approximately $103,000 in the first quarter of 2000 as compared to $10,000 in the first quarter of 1999. This increase was due primarily to amortization of goodwill from the Konark and NPL acquisitions.

     Interest expense and other income (expense). Interest expense and other income and expense increased to $55,000 for the first quarter of 2000 from $14,000 for the first quarter of 1999, reflecting higher interest cost incurred with the capital lease agreement and other miscellaneous cost increases.

     Interest Income. Interest income decreased to $398,000 in the first quarter of 2000 as compared to $536,000 in the first quarter of 1999. This decrease was due primarily to lower interest rates.

     Income taxes. The Company's effective tax rate was 33.3% and 35.6% for the first quarter of 2000 and 1999, respectively. In the first quarter of 2000, the effective tax rate was lower than the statutory tax rates due to the increased utilization of research and development and foreign tax credits.

Liquidity and Capital Resources

     Since its inception in 1989, the Company has financed its operations primarily through cash generated by operations and cash raised through its March 1998 initial public offering. At March 31, 2000, the Company's cash, cash equivalents and marketable securities aggregated approximately $47.9 million, of which cash and cash equivalents aggregated approximately $9.4 million and marketable securities aggregated approximately $38.5 million. Marketable securities at March 31, 2000 were comprised of fixed income government securities and corporate bonds. The Company's working capital was $56.4 million and $53.6 million at March 31, 2000 and December 31, 1999, respectively.

     Accounts receivable, net decreased to $14.5 million at March 31, 2000 from $20.1 million at December 31, 1999, primarily as a result of increased collection efforts, more favorable contract terms and a lower sales base as compared to the fourth quarter of 1999.

Included in accounts receivable in the first quarter of 2000 was $12.2 million for trade receivables and $3.8 million for unbilled project revenue as compared to $16.8 million for trade receivables and $4.8 million for unbilled project revenue at December 31, 1999. Unbilled project revenue is the excess amount of revenue recognized through percentage of completion that has not been billed to the customer. Payment terms to customers are generally net zero to net ninety days.

     The Company bills its foreign customers in U.S. dollars at agreed-upon contractual terms. The Company has not experienced any significant negative effects on its liquidity as a result of the volatility and devaluation trends that have been experienced in certain Asian markets, although no assurance can be made that the Company will not experience difficulty collecting accounts receivable from such customers in the future. Accounts receivable at March 31, 2000 includes approximately $467,000 from customers in this region.

     The Company's capital expenditures were approximately $1.0 million and $182,000 for the three months ended March 31, 2000 and 1999, respectively. The increase in equipment and facilities-related expenditures are primarily the result of increased computer hardware and software purchases to accommodate current and future growth.

     In June 1999, the Company entered into a five-year capital lease agreement at an annual interest rate of 8.21% for equipment, furniture and fixtures at its new office facilities. Assets recorded under this lease are included in fixed assets. Annual lease payments approximate $180,000.

     During 1997, the Company obtained an unsecured revolving credit facility with a bank pursuant to which the Company may borrow up to a maximum of $3.0 million. Borrowings under this line of credit bear interest at the bank's prime rate less 0.25% on aggregate principal amounts outstanding of less than $1.0 million and at the bank's prime rate for aggregate principal amounts exceeding $1.0 million. No borrowings under this line were outstanding as of March 31, 2000. This credit facility contains, among other provisions, covenants which:
(i) mandate the amount of working capital the Company must maintain at the end of each calendar quarter; and (ii) restrict the Company's ability to pay cash dividends. The unsecured revolving credit facility expires on August 5, 2000.

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

Impact of the Year 2000

     Although the rollover has passed from December 31, 1999 to January 1, 2000, the Company still faces risks to the extent that suppliers of products, services, and systems purchased by the Company or the suppliers of others with whom the Company transacts business cannot timely provide products, components, services, or systems that meet Year 2000 requirements. The Company believes that it is not possible to determine with complete certainty that all Year 2000 problems affecting the Company have been identified or corrected.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") which must be adopted by June 30, 2000. The Company is currently evaluating the impact of SAB 101 on its results of operations.

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

Item 2. Use of Proceeds

     Use of Proceeds from Initial Public Offering

     On March 12, 1998, the Commission declared effective the Company's Registration Statement (Registration Statement No. 333-43827) as filed with the Commission in connection with the Company's initial public offering of Common Stock, which was managed by BT Alex. Brown Incorporated, BancAmerica Robertson Stephens and SoundView Financial Group, Inc. Pursuant to such Registration Statement, the Company registered and sold an aggregate of 2,500,000 shares of its Common Stock, for a gross aggregate offering price of $40.0 million. The Company incurred underwriting discounts and commissions of approximately $2.8 million. In connection with such offering, the Company incurred total expenses of approximately $1.1 million. As of March 31, 2000, all of the $36.1 million in net proceeds received by the Company upon consummation of such offering, pending specific application, were invested in short-term, investment-grade, interest-bearing instruments.

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

                                      DSET CORPORATION

           DATE: May 15, 2000         By: /s/ William P. McHale, Jr.
                                          --------------------------
                                          William P. McHale, Jr., President
                                          and Chief Executive Officer
                                          (Principal Executive Officer)




           DATE: May 15, 2000         By: /s/ Bruce M. Crowell
                                          ---------------------------
                                          Bruce M. Crowell
                                          Vice President and Chief Financial
                                          Officer
                                          (Principal Financial and Accounting
                                          Officer)