Form 10-Q
period 2000-06-30
DSET CORP
filed 2000-08-14
CIK 1052196

                                                                  CONFORMED COPY


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                                 (908) 526-7500
                         ------------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes:            X                           No:
            -----------                              ----------
         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 2000:


                           Class                            Number of Shares
                           -----                            ----------------
                Common Stock, no par value                     11,450,015


                                DSET CORPORATION

                                TABLE OF CONTENTS


                                                                                                              Page
                                                                                                              ----
PART I.       FINANCIAL INFORMATION....................................................................         1

           Item 1.    Financial Statements.............................................................         1

                      Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999............         2

                      Consolidated  Statements of Net Income and Comprehensive Income for the
                            Three Months Ended June 30, 2000 and 1999..................................         3

                      Consolidated  Statements of Net Income and  Comprehensive Income for the
                            Six Months Ended June 30, 2000 and 1999....................................         4

                      Consolidated  Statements of Cash Flows for the Six Months Ended
                            June 30, 2000 and 1999.....................................................         5

                      Notes to Consolidated Financial Statements.......................................         6

           Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                            Operations.................................................................        14

                      Results of Operations............................................................        17

                      Liquidity and Capital Resources..................................................        20

           Item 3.    Quantitative and Qualitative Disclosures About Market Risk.......................        23

PART II.      OTHER INFORMATION........................................................................        24

           Item 2.    Use of Proceeds..................................................................        24

           Item 4.    Submission of Matters to a Vote of Security Holders.............................         24

           Item 6.    Exhibits and Reports on Form 8-K.................................................        24

SIGNATURES.............................................................................................        25

                          PART I. FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS

DSET CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                          JUNE 30, 2000   DECEMBER 31, 1999*
                                                                          -------------   -----------------
                                                                           (UNAUDITED)        (AUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                               $ 11,044,975    $  2,212,759
   Marketable securities                                                     34,472,196      37,945,597
   Accounts receivable, net of allowance for doubtful accounts
     of $1,298,000 and $600,000                                              19,242,143      20,132,404
   Income taxes receivable                                                      430,655            --
   Deferred income taxes                                                        975,358         735,774
   Prepaid licenses                                                             696,000          25,000
   Prepaid expenses and other current assets                                  2,477,523       1,963,944
                                                                           ------------    ------------
       Total current assets                                                  69,338,850      63,015,478

Acquired technology, net                                                      4,874,563       4,343,313
Software licenses                                                             2,500,000            --
Software development costs, net                                                 500,300         564,854
Fixed assets, net                                                             4,471,148       3,428,268
Goodwill, net                                                                 1,121,158       1,258,175
Other assets                                                                    825,056         885,290
                                                                           ------------    ------------
       Total assets                                                        $ 83,631,075    $ 73,495,378
                                                                           ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                   $  8,346,746    $  6,067,174
   Income taxes payable                                                            --           394,206
   Deferred revenues                                                          3,459,435       1,797,675
   Current portion of notes payable                                             945,026       1,000,000
   Current portion of lease obligation                                          135,665         130,415
                                                                           ------------    ------------
       Total current liabilities                                             12,886,872       9,389,470

Deferred income taxes                                                           627,003         710,765
Long-term notes payable                                                         837,004       1,310,560
Capital lease obligation                                                        492,501         561,670
                                                                           ------------    ------------
       Total liabilities                                                     14,843,380      11,972,465
                                                                           ------------    ------------
Commitments

Shareholders' equity:
   Preferred stock, no par value; 5,000,000 shares authorized, no
     shares issued or outstanding at June 30, 2000 and December 31, 1999           --              --
   Common stock, no par value; 40,000,000 shares authorized, 11,445,792 and 10,860,770 shares issued and outstanding at June 30, 2000
     and December 31, 1999, respectively                                     49,560,805      45,636,672
   Deferred stock compensation                                                 (130,927)       (196,737)
   Retained earnings                                                         19,340,005      16,247,807
   Accumulated other comprehensive income                                        17,812        (164,829)
                                                                           ------------    ------------
       Total shareholders' equity                                            68,787,695      61,522,913
                                                                           ------------    ------------
       Total liabilities and shareholders' equity                          $ 83,631,075    $ 73,495,378
                                                                           ============    ============

       * Certain amounts have been reclassified for comparative purposes.

DSET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

                                                    THREE MONTHS ENDED JUNE 30,
                                                       2000            1999*
                                                       ----            ----
                                                    (UNAUDITED)      (UNAUDITED)
REVENUES:
   License revenues                                 $ 12,205,568    $  5,245,927
   Service revenues                                    4,028,048       3,871,756
                                                    ------------    ------------

         Total revenues                               16,233,616       9,117,683
                                                    ------------    ------------

COST OF REVENUES:
   License revenues                                      899,219         278,557
   Service revenues                                    2,552,328       1,637,264
                                                    ------------    ------------

         Total cost of revenues                        3,451,547       1,915,821
                                                    ------------    ------------

         Gross profit                                 12,782,069       7,201,862
                                                    ------------    ------------

OPERATING EXPENSES:
   Sales and marketing                                 4,245,346       2,981,478
   Research and product development                    4,188,071       2,464,042
   General and administrative                          1,509,427       1,175,691
   Amortization of goodwill and other intangibles        103,284          77,341
                                                    ------------    ------------

         Total operating expenses                     10,046,128       6,698,552
                                                    ------------    ------------

         Operating income                              2,735,941         503,310

Interest expense and other income (expense)              (40,754)        (61,379)
Interest income                                          582,845         570,774
                                                    ------------    ------------

Income before income taxes                             3,278,032       1,012,705

Provision for income taxes                             1,106,534         359,509
                                                    ------------    ------------

Net income                                             2,171,498         653,196

 OTHER COMPREHENSIVE INCOME, NET OF TAX
     Unrealized appreciation/(depreciation)
       on investments                                     85,881         (74,261)
     Cumulative translation adjustment                       (27)           (134)
                                                    ------------    ------------
         Comprehensive income                       $  2,257,352    $    578,801
                                                    ============    ============
Net income applicable to common shares              $  2,171,498    $    653,196
                                                    ============    ============

 Net income per common share                        $       0.19    $       0.06
                                                    ============    ============

 Weighted average number of common shares
   outstanding                                        11,420,067      10,403,646
                                                    ============    ============

 Net income per common share assuming dilution      $       0.18    $       0.06
                                                    ============    ============

 Weighted average number of common shares and
   common equivalent shares outstanding               12,204,396      11,773,392
                                                    ============    ============


       * Certain amounts have been reclassified for comparative purposes.


              The accompanying notes are an integral part of these
                       consolidated financial statements.

DSET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

                                                     SIX MONTHS ENDED JUNE 30,
                                                       2000            1999*
                                                       ----            ----
                                                    (UNAUDITED)     (UNAUDITED)

REVENUES:
   License revenues                                 $ 20,300,987    $  9,399,073
   Service revenues                                    7,531,042       7,194,896
                                                    ------------    ------------

         Total revenues                               27,832,029      16,593,969
                                                    ------------    ------------

COST OF REVENUES:
   License revenues                                    1,698,438         561,666
   Service revenues                                    4,787,973       2,904,212
                                                    ------------    ------------

         Total cost of revenues                        6,486,411       3,465,878
                                                    ------------    ------------

         Gross profit                                 21,345,618      13,128,091
                                                    ------------    ------------

OPERATING EXPENSES:
   Sales and marketing                                 6,955,349       5,376,132
   Research and product development                    7,606,422       4,809,940
   General and administrative                          2,803,927       1,986,004
   Amortization of goodwill and other intangibles        206,568          86,844
                                                    ------------    ------------

         Total operating expenses                     17,572,266      12,258,920
                                                    ------------    ------------

         Operating income                              3,773,352         869,171

Interest expense and other income (expense)              (96,053)        (75,378)
Interest income                                          981,280       1,107,209
                                                    ------------    ------------

Income before income taxes                             4,658,579       1,901,002

Provision for income taxes                             1,566,381         675,854
                                                    ------------    ------------

Net income                                             3,092,198       1,225,148

 OTHER COMPREHENSIVE INCOME, NET OF TAX
     Unrealized appreciation/(depreciation)
       on investments                                    183,388        (127,675)
     Cumulative translation adjustment                      (747)           (219)
                                                    ------------    ------------
         Comprehensive income                       $  3,274,839    $  1,097,254
                                                    ============    ============
Net income applicable to common shares              $  3,092,198    $  1,225,148
                                                    ============    ============

 Net income per common share                        $       0.28    $       0.12
                                                    ============    ============

 Weighted average number of common shares
   outstanding                                        11,228,763      10,216,115
                                                    ============    ============

 Net income per common share assuming dilution      $       0.26    $       0.11
                                                    ============    ============

 Weighted average number of common shares and
   common equivalent shares outstanding               12,056,417      11,502,543
                                                    ============    ============


       * Certain amounts have been reclassified for comparative purposes.


              The accompanying notes are an integral part of these
                       consolidated financial statements.



DSET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                 SIX MONTHS ENDED JUNE 30,
                                                                   2000             1999*
                                                                   ----             ----
                                                                (UNAUDITED)      (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $  3,092,198    $  1,225,148
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Deferred income taxes                                          (208,544)       (119,444)
     Tax benefit from exercise of stock options                    2,117,448       1,273,083
     Amortization of deferred stock compensation                      65,810         128,456
     Depreciation                                                    546,163         366,442
     Loss from joint venture                                            --            36,238
     Loss (gain) on disposal of assets                                   463            (120)
     Amortization                                                    692,617          86,843
     Bad debt expense                                                698,000          47,685
     Changes in assets and liabilities:
       Accounts receivable                                           192,261      (1,219,343)
       Prepaid licenses                                             (671,000)         16,667
       Prepaid assets and other current assets                      (513,579)       (863,457)
       Other assets                                                   (9,318)       (165,529)
       Accounts payable and accrued expenses                       1,001,044        (104,999)
       Income taxes payable                                         (824,861)     (1,029,641)
       Deferred revenues                                           1,661,760         110,952
                                                                ------------    ------------
         Net cash provided by operating activities                 7,840,462        (211,019)
                                                                ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of marketable securities                            (18,059,148)     (7,274,969)
   Redemption of marketable securities                            21,601,135       7,617,248
   Acquisitions of businesses                                           --        (3,303,963)
   Purchase of acquired technology                                  (952,746)           --
   Acquisition of software licenses                               (1,250,000)           --
   Acquisition of fixed assets                                    (1,590,506)     (1,025,314)
   Proceeds on disposition of fixed assets                             1,000            --
                                                                ------------    ------------
         Net cash used in investing activities                      (250,265)     (3,986,998)
                                                                ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceed from capital sale/leaseback                                  --           279,101
   Repayment from officers and shareholders                             --               907
   Repayment of notes payable                                       (500,000)       (111,657)
   Repayments capital lease obligation                               (63,919)           --
   Proceeds from the exercise of stock options                     1,806,685         833,238
                                                                ------------    ------------
         Net cash provided by financing activities                 1,242,766       1,001,589
                                                                ------------    ------------
   Effect of foreign exchange rate changes on cash                      (747)           (219)
                                                                ------------    ------------
         Net (decrease) increase in cash and cash equivalents      8,832,216      (3,196,647)
                                                                ------------    ------------

   Cash and cash equivalents, beginning of period                  2,212,759       9,198,270
                                                                ------------    ------------
   Cash and cash equivalents, end of period                     $ 11,044,975    $  6,001,623
                                                                ============    ============

Supplemental disclosure of cash flow information:
   Cash paid during the period for income taxes                 $    673,150    $    490,472
   Cash paid during the period for interest                     $     27,820    $     39,198
Non-cash activities:
   Lease of fixed assets                                        $       --      $    399,071
   Deferred payment of software licenses                        $  1,250,000    $       --




       * Certain amounts have been reclassified for comparative purposes.


              The accompanying notes are an integral part of these
                       consolidated financial statements.


DSET CORPORATION AND SUBSIDIARIES
JUNE 30, 2000
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.    BASIS OF PRESENTATION

      The consolidated information presented as of June 30, 2000 and for the three-month and six-month periods ended June 30, 2000 and 1999 is unaudited, but in the opinion of DSET Corporation's (the "Company") management, contains all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of June 30, 2000 and the results of its operations for the three-month and six-month periods ended June 30, 2000 and 1999 and its cash flows for the six-month periods ended June 30, 2000 and 1999. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation
      S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's 1999 audited financial statements and accompanying notes and Management's
      Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended
      December 31, 1999. The December 31, 1999 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

      Results for the interim period are not necessarily indicative of results that may be expected for the entire year.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      CONSOLIDATION
      The consolidated financial statements include all wholly-owned subsidiaries from the respective dates of their acquisition or formation.
      The consolidated entity includes DSET Corporation and its wholly-owned subsidiaries, DSET Acquisition Corp., a Delaware corporation; Konark Inc., a California corporation; PIC Technologies, Inc., a Delaware corporation;
      and Chengdu DSET Science & Technology Co., Ltd. (China). All intercompany transactions have been eliminated in consolidation.


      CASH AND CASH EQUIVALENTS
      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.


      MARKETABLE SECURITIES
      The marketable securities portfolio held by the Company are considered to be available-for-sale securities and are reported at fair value.
      Unrealized appreciation was $19,272 (net of deferred taxes of $12,064) at June 30, 2000. Cost is determined on a specific identification basis.



DSET CORPORATION
JUNE 30, 2000
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

      FIXED ASSETS
      Equipment, furniture and purchased software are stated at cost less accumulated depreciation. Depreciation is calculated using a straight-line method over estimated useful lives ranging from three to seven years.
      Leasehold improvements are amortized over the lesser of the estimated useful life or the lease term.


      GOODWILL
      The Company amortizes goodwill using a straight-line method over its estimated useful life of five years. The Company periodically assesses the realizability of the asset based on estimated future cash flows.
      Accumulated amortizaton was $305,014 as of June 30, 2000.

      SOFTWARE DEVELOPMENT COSTS
      Capitalization of software development costs begins on establishment of technological feasibility. Costs incurred prior to establishment of technological feasibility are charged to research and product development expense. The ongoing assessment of recoverability of capitalized costs requires considerable judgement by management with respect to certain factors, including the anticipated future gross revenues, estimated economic life and changes in technology. These factors are considered on a product-by-product basis. Amortization of software development costs is the greater amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life ranging from three to five years of the product including the period being reported on. Accumulated amortization was $896,602 as of June 30, 2000.

      ACQUIRED TECHNOLOGY
      Acquired technology represents the costs of feasible technology acquired from external sources. At June 30, 2000, acquired technology mainly reflects the purchase of certain assets of Network Programs LLC ("NPL") and Konark Inc.("Konark"), as well as related costs to acquire such assets. Accumulated amortization was $771,776 as of June 30, 2000.
      Amortization of acquired technology is the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or
      (b) the straight-line method over the remaining estimated economic life ranging from three to five years of the product including the period being reported on.

      SOFTWARE LICENSES
      Software licenses represent the costs to acquire software licenses from external sources, a number of which were purchased in June of 2000.
      Amortization of software licenses is the greater of the amount computed using (a) the ratio of current gross revenues for products generated from these licenses to the total of current and anticipated future gross revenues for

DSET CORPORATION
JUNE 30, 2000
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

      products related to these licenses or (b) the straight line method over the remaining estimated economic life of five years from the date of the license agreement.

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

DSET CORPORATION
JUNE 30, 2000
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

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

      FAIR VALUE OF FINANCIAL INSTRUMENTS
      The carrying amounts in the financial statements for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and notes payable approximate their market value because of the short maturity of those instruments.

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

      RECENTLY ISSUED ACCOUNTING STANDARDS
      On June 15, 1998, the Financial Accounting Standards Board issued
      Statement of Financial Accounting Standards No. 133 "Accounting for
      Derivatives and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June
      15, 2000 (January 1, 2001 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position.

      In December 1999, the Securities and Exchange Commission issued Staff
      Accounting Bulletin No. 101, "Revenue Recognition in Financial
      Statements," ("SAB 101"). A second amendment to SAB 101 has been issued by the Securities and Exchange Commission which delays the implemtation date of SAB 101 to no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company is currently evaluating the impact of SAB 101 on its results of operations.


DSET CORPORATION
JUNE 30, 2000
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

      RECLASSIFICATIONS

      Certain prior period amounts have been reclassified to conform to the current period presentation.

3.     DEBT OBLIGATIONS

      a) CAPITAL LEASE OBLIGATION
      In June 1999, the Company entered into a five-year capital lease agreement mainly for office furniture and fixtures in the new facilities in Bridgewater, New Jersey and Plano, Texas at an annual rate of 8.21%.
      Annual lease payments approximate $180,000. Assets recorded under this lease are included in fixed assets as follows:



                                            JUNE 30, 2000  DECEMBER 31, 1999
Furniture and fixtures                        $ 743,462       $ 743,462
Accumulated amortization                       (109,806)        (51,550)
                                              ---------       ---------
                                              $ 633,656       $ 691,912
                                              =========       =========


      b) LINES OF CREDIT
      In August 2000, the Company renewed an unsecured revolving credit facility with a bank increasing the line of credit to $5 million. Borrowings under this line of credit bear interest at the bank's prime rate (9.50% at June 30, 2000) less 0.25% on amounts outstanding of less than $1 million and at the bank's prime rate for aggregate principal amounts exceeding $1 million. No borrowings under this line were outstanding at June 30, 2000 or December 31, 1999. This credit facility contains, among other provisions, a covenant which restricts the Company's ability to pay cash dividends.

      c) NOTES PAYABLE
      On September 30, 1999, as part of the acquisition of Konark, the Company paid $1.0 million in cash and issued a $2.5 million non-interest bearing note payable which has been discounted at 8.25%. Interest expense is accreted monthly and totalled approximately $28,000 for the three months ended June 30, 2000. The note is payable in five installments and matures on March 1, 2002.

DSET CORPORATION
JUNE 30, 2000
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

      As of June 30, 2000, future payments under the notes are as follows:

                                                                         Principal
                    Year Ending December 31,                             Payments
                    ------------------------                             --------

                    2000                                                 $   500,000
                    2001                                                   1,000,000
                    2002                                                     500,000
                                                                        ------------
                                                                           2,000,000
                    Less:  Unamortized interest                             (217,970)
                                                                        ------------

                    Present value of notes payable                         1,782,030
                    Less:  Current portion                                  (945,026)
                                                                        ------------

                    Long-term portion                                    $   837,004
                                                                        ============

4.    ACQUISITIONS

     On January 25, 1999, DSET Acquisition Corp., a wholly-owned subsidiary of the Company consummated the acquisition of certain assets of NPL. The purchase price consisted of $2,500,000 payable in cash to NPL and professional fees of $158,416.

     The costs to acquire NPL are recorded as acquired technology and goodwill. In addition, research and development costs associated with bringing the acquired assets to market have been recorded as capitalized software development costs. Amortization of these costs commenced with the shipment of the product in the second quarter of 1999; amortization expense related to this technology was approximately $96,000 for the three months ended June 30, 2000.

     The following is a summary of the purchase price allocation:

     Acquired technology                          $2,458,416
     Goodwill                                        200,000
                                                  ----------

     Total                                        $2,658,416
                                                  ==========

     On September 30, 1999, the Company purchased Konark and related technologies for approximately $3.3 million in cash and certain deferred payments plus professional fees and the related deferred tax liabilities. The acquisition price, along with certain other acquisition costs and associated deferred tax liabilities have been recorded as acquired technology, other assets and goodwill that will be amortized over five years.

DSET CORPORATION
JUNE 30, 2000
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

The following is a summary of the purchase price allocation and consideration:

      Purchase Price Allocation

Acquired technology                     $ 2,195,507
Other assets                                695,507
Goodwill                                  1,036,015
                                        -----------
                                        $ 3,927,029
                                        ===========

Consideration

Cash                                    $(1,120,000)
Notes payable-current                      (971,470)
Long-term notes payable                  (1,310,559)
Deferred income taxes                      (525,000)
                                        -----------
                                        $(3,927,029)
                                        ===========


5.    REVENUE CONCENTRATION

      The Company derives a portion of its revenues from international sales which constituted approximately 3% and 14.8% of the Company's total revenues in the second quarter of 2000 and 1999, respectively. International sales are derived from Europe (primarily Italy and Germany) and Asia (primarily Korea, China and Japan). The Company's international sales currently are United States dollar-denominated. As a result, an increase in the value of the United States dollar relative to foreign currencies could make the Company's products and services less competitive in international markets.

6.    EARNINGS PER SHARE

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

DSET CORPORATION
JUNE 30, 2000
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

                                               FOR THE THREE MONTHS ENDED JUNE 30,
                                               -----------------------------------
                                      2000                                       1999
                        -----------------------------------        ----------------------------------
                        Income        Shares      Per Share        Income       Shares      Per Share
                        ------        ------      ---------        ------       ------      ---------
                                                    Amount                                   Amount
                                                    ------                                   ------
BASIC EPS:
Net income
applicable to
common shares         $ 2,171,498    11,420,067     $ 0.19     $   653,196     10,403,646     $0.06

ASSUMING
DILUTION:
      Warrants               --          41,477                         --       150,871
      Stock options          --         742,852                         --     1,218,875
                      -----------   -----------                -----------    -----------
                      $ 2,171,498    12,204,396     $ 0.18     $   653,196     11,773,392     $0.06
                      ===========   ===========                ===========    ===========




                                               FOR THE SIX MONTHS ENDED JUNE 30,
                                               ---------------------------------
                                      2000                                       1999
                         ----------------------------------        ---------------------------------
                         Income       Shares      Per Share        Income      Shares       Per Share
                         ------       ------      ---------        ------      ------       ---------
                                                    Amount                                   Amount
                                                    ------                                   ------
BASIC EPS:
Net income
applicable to
common shares         $ 3,092,198    11,228,763     $ 0.28     $ 1,225,148     10,216,115     $ 0.12

ASSUMING
DILUTION:
      Warrants                 --        42,390                        --         153,367
      Stock options            --       785,264                        --       1,133,061
                      -----------   -----------                -----------    -----------
                      $ 3,092,198    12,056,417     $ 0.26     $ 1,225,148     11,502,343     $ 0.11
                      ===========   ===========                ===========    ===========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         DSET is a leading provider of business-to-business e-commerce connectivity software solutions created specifically for the global telecommunications marketplace. The DSET suite of electronic-bonding gateways interconnects the operations support systems ("OSSs") of competing telecommunications service providers ("Telecom Service Providers"), such as Competitive Local Exchange Carriers ("CLECs") and Data Local Exchange Carriers ("DLECs") that must trade information and share network capabilities to serve customers. In addition, DSET's local number portability ("LNP") solutions play a key role in enabling customers to change Telecom Service Providers without changing their local phone numbers. The Telecommunications Act of 1996 ("Telecom Act") encourages competition among providers of local phone services by requiring incumbent local exchange carriers ("ILECs") to allow new Telecom Service Providers to lease portions of the incumbents' networks and access their OSSs. Hundreds of Telecom Service Providers are vying to win customers from the incumbents by offering better pricing and service. With DSET solutions, Telecom Service Providers can complete key tasks that assist "provisioning" or "service-fulfillment" of phone service for new customers in days rather than weeks. In addition, DSET solutions help Telecom Service Providers maintain a higher level quality of service for their customers.

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

         For the quarters ended June 30, 2000 and 1999, the Company derived approximately 75.2% and 57.5%, respectively, of its total revenues from license revenues and approximately 24.8% and 42.5%, respectively, of its total revenues from service revenues. During the second quarter of 2000, revenues generated from Telecom Service Providers were approximately $12.0 million. Revenues generated from network equipment vendors for LNP solutions, application development tools and related services were approximately $4.2 million in the second quarter of

2000. Revenues generated from Telecom Service Providers were $2.2 million in the second quarter of 1999, and revenues generated from network equipment vendors were $6.9 million in the second quarter of 1999.

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

         The Company had no customer accounting for 10% of revenues for the quarter ended June 30, 2000 and one customer which accounted for more than 10% of revenues for the quarter ended June 30, 1999. The Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. As a result of this customer concentration, the Company's revenues from quarter to quarter and business, financial condition and results of operations may be subject to substantial period-to-period fluctuations.

         The Company's costs of license revenues consist primarily of royalties paid to third party software companies and the amortization of acquired technology and capitalized software costs.

         DSET has signed a strategic alliance agreement with Daleen Technologies, Inc. ("Daleen") under which DSET and Daleen will engage in joint marketing, selling and other strategic activities. As part of the strategic relationship, Daleen has granted DSET license to certain of Daleen's electronic bonding gateways optimized for the Canadian market and exclusive distribution rights in Canada. The alliance allows DSET access to the Canadian market with products matched to the technical standards existing in Canada.

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

         During the year ended December 31, 1997, deferred stock compensation of $876,000 was recorded for options granted. This amount has been amortized to compensation expense over the vesting period of the options (two to four years). At June 30, 2000, the remaining unamortized deferred stock compensation balance was approximately $131,000.

         The Company primarily markets and sells its products and services through a direct sales force in North America.

         The Company derives a portion of its revenues from international sales which constituted approximately 3% and 14.8% of the Company's total revenues in the second quarter of 2000 and 1999, respectively. International sales are derived from Europe (primarily Italy and Germany) and Asia (primarily Korea, China and Japan). The Company's international sales currently are United States dollar-denominated. As a result, an increase in the value of the United States dollar relative to foreign currencies could make the Company's products and services less competitive in international markets.

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


RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 Compared to the Three Months Ended
June 30, 1999

         Revenues. Total revenues increased 78.0% to $16.2 million in the second quarter of 2000 from $9.1 million in the second quarter of 1999. License revenues increased by 132.7% to $12.2 million in the second quarter of 2000 from $5.2 million in the second quarter of 1999. This increase was primarily attributable to an increase in the sale of OSS gateway licenses to Telecom Service Providers. Service revenues increased 4.0% to $4.0 million in the second quarter of 2000 from $3.9 million in the second quarter of 1999. This increase was attributable primarily to custom application development projects for OSS interconnection and LNP solutions, offset by a decrease in projects for network equipment vendors. Revenues recorded using the percentage of completion method of contract accounting amounted to $2.1 million in the second quarter of 2000 as compared to $2.4 million in the second quarter of 1999.

         Gross profit. The Company's gross profit increased 77.5% to $12.8 million in the second quarter of 2000 from $7.2 million in the second quarter of 1999. Gross profit percentage for license revenues decreased to 92.6% in the second quarter of 2000 from 94.7% in the second quarter of 1999 due to an increase of third party royalties and amortization of acquired technology and capitalized software costs. Gross profit percentage for service revenues decreased to 36.6% in the second quarter of 2000 from 57.7% in the second quarter of 1999. The decreases in gross profit percentages were primarily attributable to higher implementation costs arising from the use of third party resources, less application development service revenue, other support costs associated with satisfying customer requirements and the amortization of acquired technology and capitalized software.

         Sales and marketing expenses. Sales and marketing expenses increased 42.4% to $4.2 million in the second quarter of 2000 from $3.0 million in the second quarter of 1999. The increase in sales and marketing expenses was primarily attributable to increased personnel and related costs resulting from the increase in the Company's sales force and provision for bad debt expense and higher agent commission expense related to increased sales from previous year.

         Research and product development expenses. Research and product development expenses increased 70.0% to $4.1 million in the second quarter of 2000 from $2.5 million in the second quarter of 1999. The increase in research and product development expenses was due primarily to an expansion in the number of new products under development and the hiring of additional outside consultants.

         General and administrative expenses. General and administrative expenses increased 28.4% to $1.5 million in the second quarter of 2000 from $1.2 million in the second quarter of 1999. The increase in general and administrative expenses was due primarily to recruiting, personnel and related costs and professional fees.

         Amortization of goodwill. Amortization expense increased to approximately $103,000 in the second quarter of 2000 as compared to $77,000 in the second quarter of 1999. This increase was due primarily to amortization of goodwill from the Konark and NPL acquisitions.

         Interest expense and other income (expense). Interest expense and other income and expense decreased to $41,000 for the second quarter of 2000 from $61,000 for the second quarter of 1999, due primarily to expenses resulting from the Company's European joint venture in the second quarter of 1999. The Company did not incur this expense in the second quarter 2000.

         Interest income. Interest income increased to approximately $583,000 in the second quarter of 2000 as compared to approximately $571,000 in the second quarter of 1999. This increase was due primarily to higher cash balances to be invested.

         Income taxes. The Company's effective tax rate was 33.8% and 35.5% for the second quarter of 2000 and 1999, respectively. In the second quarter of 2000, the effective tax rate was lower than the statutory tax rates due to the increased utilization of research and development and foreign tax credits.


RESULTS OF OPERATIONS

Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 1999

         Revenues. Total revenues increased 67.7% to $27.8 million in the six months ended June 30, 2000 from $16.6 million in the six months ended June 30, 1999. License revenues increased by 116.0% to $20.3 million in the six months ended June 30, 2000 from $9.4 million in the six months ended June 30, 1999. This increase was primarily attributable to an increase in the sale of OSS gateway licenses to Telecom Service Providers. Service revenues increased 4.7% to $7.5 million in the six months ended June 30, 2000 from $7.2 million in the six months ended June 30, 1999. This increase was attributable primarily to custom application development projects for OSS interconnection and LNP solutions. Revenues recorded using the percentage of completion method of contract accounting amounted to $4.4 million in the six months ended June 30, 2000 as compared to $4.3 million in the six months ended June 30, 1999.

         Gross profit. The Company's gross profit increased 62.6% to $21.3 million in the six months ended June 30, 2000 from $13.1 million in the six months ended June 30, 1999. Gross profit percentage for license revenues decreased to 91.7% in the six months ended June 30, 2000 from 94.0% in the six months ended June 30, 1999 due to an increase of third party royalties and amortization of acquired technology and capitalized software costs. Gross profit percentage for service revenues decreased to 36.4% in the six months ended June 30, 2000 from 59.6% in the six months ended June 30, 1999. The decreases in gross profit percentages were primarily attributable to higher implementation costs arising from the use of third party resources, less application development service revenue, other support costs associated with satisfying customer requirements and the amortization of acquired technology and capitalized software.

         Sales and marketing expenses. Sales and marketing expenses increased 29.4% to $7.0 million in the six months ended June 30, 2000 from $5.4 million in the six months ended June 30, 1999. The increase in sales and marketing expenses was primarily attributable to increased personnel and related costs resulting from the increase in the Company's sales force and provision for bad debt expense and higher agent commission expense related to increased sales from previous years.

         Research and product development expenses. Research and product development expenses increased 58.1% to $7.6 million in the six months ended June 30, 2000 from $4.8 million in the six months ended June 30, 1999. The increase in research and product development expenses was due primarily to an expansion in the number of new products under development and the hiring of additional outside consultants.

         General and administrative expenses. General and administrative expenses increased 41.2% to $2.8 million in the six months ended June 30, 2000 from $2.0 million in the six months ended June 30, 1999. The increase in general and administrative expenses was due primarily to recruiting, personnel and related costs and professional fees.

         Amortization of goodwill. Amortization expense increased to approximately $207,000 in the six months ending June 30, 2000 as compared to $87,000 in the six months ended June 30, 1999. This increase was due primarily to amortization of goodwill from the Konark and NPL acquisitions.

         Interest expense and other income (expense). Interest expense and other income and expense increased to $96,000 for the six months ended June 30, 2000 from $75,000 for the six months ended June 30, 1999, reflecting higher interest cost incurred with the capital lease agreement and other miscellaneous cost increases.

         Interest Income. Interest income decreased to $981,000 in the six months ended June 30, 2000 as compared to $1.1 million in the six months ended June 30, 1999. This decrease was due primarily to lower interest rates.

         Income taxes. The Company's effective tax rate was 33.6% and 35.6% for the six months ended 2000 and 1999, respectively. In the six months ended June 30, 2000, the effective tax rate was lower than the statutory tax rates due to the increased utilization of research and development and foreign tax credits.


LIQUIDITY AND CAPITAL RESOURCES

         Since its inception in 1989, the Company has financed its operations primarily through cash generated by operations and cash raised through its March 1998 initial public offering. At June 30, 2000, the Company's cash, cash equivalents and marketable securities aggregated approximately $45.5 million, of which cash and cash equivalents aggregated approximately $11.0 million and marketable securities aggregated approximately $34.5 million. Marketable securities at June 30, 2000 were comprised of fixed income government securities and corporate bonds. The Company's working capital was $59.0 million and $53.6 million at June 30, 2000 and December 31, 1999, respectively.

         Accounts receivable, net decreased to $19.2 million at June 30, 2000 from $20.1 million at December 31, 1999, primarily as a result of increased collection efforts, an increase in allowance for doubtful accounts and more favorable contract terms. Included in accounts receivable in the second quarter of 2000 was $18.1 million for trade receivables and $3.4 million for unbilled project revenue as compared to $16.8 million for trade receivables and $4.8 million for unbilled project revenue at December 31, 1999. Unbilled project revenue is the excess amount of revenue recognized through percentage of completion that has not been billed to the customer. Payment terms to customers are generally net zero to net ninety days.

         The Company bills its foreign customers in U.S. dollars at agreed-upon contractual terms. The Company has not experienced any significant negative effects on its liquidity as a result of the volatility and devaluation trends that have been experienced in certain Asian markets, although no assurance can be made that the Company will not experience difficulty collecting accounts receivable from such customers in the future. Accounts receivable at June 30, 2000 includes approximately $509,532 from customers in this region.

         The Company's capital expenditures were approximately $547,000 and $1.2 million for the three months ended June 30, 2000 and 1999, respectively. The decrease in capital expenditures is due to the move of the corporate facility in Bridgewater, NJ in 1999.

         In June 1999, the Company entered into a five-year capital lease agreement at an annual interest rate of 8.21% for equipment, furniture and fixtures at its new office facilities. Assets recorded under this lease are included in fixed assets. Annual lease payments approximate $180,000.

         During August 2000, the Company renewed an unsecured revolving credit facility with a bank pursuant to which the Company may borrow up to a maximum of $5.0 million. Borrowings under this line of credit bear interest at the bank's prime rate less 0.25% on aggregate principal amounts outstanding of less than $1.0 million and at the bank's prime rate for aggregate principal amounts exceeding $1.0 million. No borrowings under this line were outstanding as of June 30, 2000. This credit facility contains, among other provisions, covenants which: (i) mandate the amount of working capital the Company must maintain at the end of each calendar quarter; and (ii) restrict the Company's ability to pay cash dividends. The unsecured revolving credit facility expires on August 5, 2004.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

         On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"). A second amendment to SAB 101 has been issued by the Securities and Exchange Commission which delays the implemtation date of SAB 101 to no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company is currently evaluating the impact of SAB 101 on its results of operations.

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

                           PART II. OTHER INFORMATION

ITEM 2. USE OF PROCEEDS

         Use of Proceeds from Initial Public Offering

         On March 12, 1998, the Commission declared effective the Company's Registration Statement (Registration Statement No. 333-43827) as filed with the Commission in connection with the Company's initial public offering of Common Stock, which was managed by BT Alex. Brown Incorporated, BancAmerica Robertson Stephens and SoundView Financial Group, Inc. Pursuant to such Registration Statement, the Company registered and sold an aggregate of 2,500,000 shares of its Common Stock, for a gross aggregate offering price of $40.0 million. The Company incurred underwriting discounts and commissions of approximately $2.8 million. In connection with such offering, the Company incurred total expenses of approximately $1.1 million. As of June 30, 2000, all of the $36.1 million in net proceeds received by the Company upon consummation of such offering, pending specific application, were invested in short-term, investment-grade, interest-bearing instruments.

         For working capital restrictions and limitations on the payment of dividends, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Shareholders of the Company (the "Meeting") was held on May 24, 2000.

        There were present at the Meeting in person or by proxy shareholders holding an aggregate of 10,320,932 shares of Common Stock. The results of the vote taken at such Meeting with respect to each nominee for director were as follows:

Common Stock Nominees              For                  Withheld
---------------------              ---                  --------
William P. McHale, Jr.           10,103,400            217,532
Bruce R. Evans                   10,103,400            217,532
Jacob J. Goldberg                10,103,400            217,532
C. Daniel Yost                   10,103,400            217,532
Andrew D. Lipman                 10,103,400            217,532

        In addition, a vote of the shareholders was taken at the Meeting on the proposal to amend the Company's 1998 Stock Plan to increase the maximum aggregate number of shares of Common Stock available for issuance thereunder from 1,800,000 shares to 2,500,000 shares and to reserve an additional 700,000 shares of Common Stock of the Company for issuance in connection with awards granted under the 1998 Stock Plan. Of the shares present at the Meeting in person or by proxy, 4,557,150 shares of Common Stock were voted in favor of such proposal, 2,860,384 shares of Common Stock were voted against such proposal and 12,400 shares of Common Stock abstained from voting.

        In additon, a vote of the shareholders was taken at the Meeting on the proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent auditors of the Company for the fiscal year ending December 31, 2000. Of the shares present at the Meeting in person or by proxy, 10,304,055 shares of Common Stock were voted in favor of such proposal, 9,722 shares of Common Stock wre voted against such proposal and 7,155 shares of Common Stock abstained from voting.

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



                                    DSET CORPORATION

 DATE: August 14, 2000              By: /s/ William P. McHale, Jr.
                                       ----------------------------------------
                                        William P. McHale, Jr., President
                                        and Chief Executive Officer
                                        (Principal Executive Officer)




 DATE: August 14, 2000              By: /s/ Bruce M. Crowell
                                       ----------------------------------------
                                        Bruce M. Crowell
                                        Vice President and Chief Financial
                                        Officer
                                        (Principal Financial and Accounting
                                        Officer)