Form 10-Q
period 2000-09-30
DSET CORP
filed 2000-11-14
CIK 1052196

                                                                  CONFORMED COPY

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2000
                         Commission File Number 0-23611


                                DSET CORPORATION
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


             New Jersey                              22-3000022
 -----------------------------------    -------------------------------------
  (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
   Incorporation or Organization)

1160 U. S. Highway 22, Bridgewater, New Jersey                    08807
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

                   Yes:    X                 No:
                        -------                  ------
         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 2000:


               Class                             Number of Shares
               -----                             ----------------
    Common Stock, no par value                      11,532,565

                                DSET CORPORATION

                                TABLE OF CONTENTS

                                                                                                Page
                                                                                                ----
PART I.   FINANCIAL INFORMATION.................................................................  1

       Item 1. Financial Statements.............................................................  1

               Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999.......  2

               Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss)
                  for the Three Months Ended September 30, 2000 and 1999........................  3

               Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss)
                  for the Nine Months Ended September 30, 2000 and 1999.........................  4

               Consolidated Statements of Cash Flows for the Nine Months Ended
                  September 30, 2000 and 1999...................................................  5

               Notes to Consolidated Financial Statements.......................................  6

       Item 2. Management's Discussion and Analysis of Financial Condition and Results
               of Operations.................................................................... 14

               Results of Operations...........................................................  17

               Liquidity and Capital Resources.................................................. 20

       Item 3. Quantitative and Qualitative Disclosures About Market Risk....................... 23

PART II.  OTHER INFORMATION..................................................................... 25

       Item 4. Use of Proceeds.................................................................. 25

       Item 5. Other Informaion................................................................. 25

       Item 6. Exhibits and Reports on Form 8-K................................................. 25

SIGNATURES...................................................................................... 26

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

DSET CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                         SEPTEMBER 30, 2000  DECEMBER 31, 1999*
                                                                         ------------------  -----------------
                                                                             (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                                 $ 9,246,926      $ 2,212,759
   Marketable securities                                                      30,204,947       37,945,597
   Accounts receivable, net of allowance for doubtful accounts
     of $4,700,000 and $600,000                                               19,082,154       20,132,404
   Income taxes receivable                                                     1,598,843                -
   Deferred income taxes                                                       2,130,242          735,774
   Prepaid licenses                                                              466,750           25,000
   Prepaid expenses and other current assets                                   2,478,126        1,963,944
                                                                             -----------      -----------
       Total current assets                                                   65,207,988       63,015,478
Acquired technology, net                                                       4,924,334        4,343,313
Software licenses, net                                                         2,619,995                -
Software development costs, net                                                  468,023          564,854
Fixed assets, net                                                              4,857,814        3,428,268
Goodwill, net                                                                  1,049,849        1,258,175
Other assets, net                                                                809,489          885,290
                                                                             -----------      -----------
       Total assets                                                          $79,937,492      $73,495,378
                                                                             ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                     $ 8,290,258      $ 6,067,174
   Income taxes payable                                                                -          394,206
   Deferred revenues                                                           3,266,384        1,797,675
   Current portion of notes payable                                              872,129        1,000,000
   Current portion of lease obligation                                           138,367          130,415
                                                                             -----------      -----------
       Total current liabilities                                              12,567,138        9,389,470
Deferred income taxes                                                            455,311          710,765
Long-term notes payable                                                          409,901        1,310,560
Capital lease obligation                                                         456,879          561,670
                                                                             -----------      -----------
       Total liabilities                                                      13,889,229       11,972,465
                                                                             -----------      -----------
Commitments and contingencies
Shareholders' equity:
   Preferred stock, no par value; 5,000,000 shares authorized, no
     shares issued or outstanding at September 30, 2000 and December 31, 1999          -                -
   Common stock, no par value; 40,000,000 shares authorized, 11,521,130 and 10,860,770 shares issued and outstanding at September 30, 2000
     and December 31, 1999, respectively                                      49,922,994       45,636,672
   Deferred stock compensation                                                   (93,893)        (196,737)
   Retained earnings                                                          16,089,294       16,247,807
   Accumulated other comprehensive income                                        129,868         (164,829)
                                                                             -----------      -----------
       Total shareholders' equity                                             66,048,263       61,522,913
                                                                             -----------      -----------
       Total liabilities and shareholders' equity                            $79,937,492      $73,495,378
                                                                             ===========      ===========

       * Certain amounts have been reclassified for comparative purposes.

         The accompanying notes are an integral part of these condensed consolidated financial statements.

DSET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
--------------------------------------------------------------------------------

                                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                                                     --------------------------------
                                                                          2000              1999*
                                                                          ----              ----
                                                                      (UNAUDITED)       (UNAUDITED)
REVENUES:
   License revenues                                                   $ 9,788,675      $ 6,558,838
   Service revenues                                                     4,078,053        6,350,351
                                                                      -----------      -----------
              Total revenues                                           13,866,728       12,909,189
                                                                      -----------      -----------
COST OF REVENUES:
   License revenues                                                     1,552,806          622,169
   Service revenues                                                     3,332,995        2,078,658
                                                                      -----------      -----------
         Total cost of revenues                                         4,885,801        2,700,827
                                                                      -----------      -----------
         Gross profit                                                   8,980,927       10,208,362
                                                                      -----------      -----------
OPERATING EXPENSES:
   Sales and marketing                                                  3,244,513        3,351,420
   Research and product development                                     4,884,455        2,956,102
   General and administrative                                           1,667,265        1,174,081
   Bad debt expense and other charges                                   4,926,367           27,738
   Amortization of goodwill and other intangibles                         106,084           16,702
                                                                      -----------      -----------
         Total operating expenses                                      14,828,684        7,526,043
                                                                      -----------      -----------
         Operating income (loss)                                       (5,847,757)       2,682,319
Interest expense and other income (expense)                               (43,303)         (21,094)
Interest income                                                           496,013          567,313
                                                                      -----------      -----------
Income (loss) before income taxes                                      (5,395,047)       3,228,538
Provision (benefit) for income taxes                                   (2,144,336)       1,093,326
                                                                      ------------     -----------
Net income (loss)                                                      (3,250,711)       2,135,212
OTHER COMPREHENSIVE INCOME, NET OF TAX
     Unrealized appreciation/(depreciation)
       on investments                                                     111,783          (23,596)
     Cumulative translation adjustment                                        273             (104)
                                                                      -----------      -----------
         Comprehensive income (loss)                                  $(3,138,655)     $ 2,111,512
                                                                      ===========      ===========
Net income (loss) applicable to common shares                         $(3,250,711)     $ 2,135,212
                                                                      ===========      ===========
Net income (loss) per common share                                    $     (0.28)     $      0.20
                                                                      ===========      ===========
Weighted average number of common shares
   outstanding                                                         11,464,461       10,512,423
                                                                      ===========      ===========
Net income (loss) per common share assuming dilution                  $     (0.28)     $      0.19
                                                                      ===========      ===========
Weighted average number of common shares and
   common equivalent shares outstanding                                11,464,461       11,507,859
                                                                      ===========      ===========

       * Certain amounts have been reclassified for comparative purposes.

         The accompanying notes are an integral part of these condensed consolidated financial statements.

DSET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
--------------------------------------------------------------------------------

                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                      -------------------------------
                                                                          2000             1999*
                                                                          ----             ----
                                                                      (UNAUDITED)      (UNAUDITED)
REVENUES:
   License revenues                                                   $30,089,662      $15,957,911
   Service revenues                                                    11,609,095       13,545,246
                                                                      -----------      -----------
         Total revenues                                                41,698,757       29,503,157
                                                                      -----------      -----------
COST OF REVENUES:
   License revenues                                                     3,251,244        1,183,836
   Service revenues                                                     8,120,968        4,982,869
                                                                      -----------      -----------
         Total cost of revenues                                        11,372,212        6,166,705
                                                                      -----------      -----------
         Gross profit                                                  30,326,545       23,336,452
                                                                      -----------      -----------
OPERATING EXPENSES:
   Sales and marketing                                                  9,501,862        8,477,551
   Research and product development                                    12,490,877        7,766,042
   General and administrative                                           4,302,998        3,121,304
   Bad debt expense and other charges                                   5,792,561          316,519
   Amortization of goodwill and other intangibles                         312,652          103,546
                                                                      -----------      -----------
         Total operating expenses                                      32,400,950       19,784,962
                                                                      -----------      -----------
         Operating income (loss)                                       (2,074,405)       3,551,490

Interest expense and other income (expense)                              (139,356)         (96,473)
Interest income                                                         1,477,293        1,674,523
                                                                      -----------      -----------
Income (loss) before income taxes                                        (736,468)       5,129,540
Provision (benefit) for income taxes                                     (577,955)       1,769,180
                                                                      ------------     -----------
Net income (loss)                                                        (158,513)       3,360,360
OTHER COMPREHENSIVE INCOME, NET OF TAX
     Unrealized appreciation/(depreciation)
       on investments                                                     295,171         (151,271)
     Cumulative translation adjustment                                       (474)            (323)
                                                                      -----------      -----------
         Comprehensive income (loss)                                  $  (136,184)     $ 3,208,766
                                                                      ===========      ===========
Net income (loss) applicable to common shares                         $  (158,513)     $ 3,360,360
                                                                      ===========      ===========
Net income (loss) per common share                                    $     (0.01)     $      0.33
                                                                      ===========      ===========
Weighted average number of common shares
   outstanding                                                         11,305,117       10,314,884
                                                                      ===========      ===========
Net income (loss) per common share assuming dilution                  $     (0.01)     $      0.30
                                                                      ===========      ===========
Weighted average number of common shares and
   common equivalent shares outstanding                                11,305,117       11,347,781
                                                                      ===========      ===========

       * Certain amounts have been reclassified for comparative purposes.

         The accompanying notes are an integral part of these condensed consolidated financial statements.

DSET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                            -------------------------------
                                                                                2000              1999*
                                                                                ----              ----
                                                                            (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                       $   (158,513)     $  3,360,360
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
     Deferred income taxes                                                   (1,649,922)          367,409
     Tax benefit from exercise of stock options                               2,499,868           734,919
     Amortization of deferred stock compensation                                102,844           188,617
     Depreciation                                                               880,348           593,036
     Loss from joint venture                                                          -            36,238
     Loss on disposal of assets                                                     413             4,535
     Amortization                                                             1,221,511           232,020
     Bad debt expense and other charges                                       5,792,561           316,519
     Changes in assets and liabilities:
       Accounts receivable                                                   (4,742,311)       (7,378,780)
       Prepaid licenses                                                        (441,750)           25,000
       Prepaid assets and other current assets                                 (514,182)         (884,513)
       Other assets                                                             (28,525)         (253,179)
       Accounts payable and accrued expenses                                  2,194,556         1,625,335
       Income taxes                                                          (1,993,049)          779,112
       Deferred revenues                                                      1,468,708           240,556
                                                                          -------------       -----------
         Net cash provided by operating activities                            4,632,557           (12,816)
                                                                          -------------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of marketable securities                                       (22,635,500)      (14,780,411)
   Redemption of marketable securities                                       30,671,321        13,553,935
   Acquisitions of businesses                                                         -        (3,778,416)
   Purchase of Goodwill                                                               -          (248,408)
   Purchase of acquired technology                                           (1,255,154)         (326,896)
   Software development costs                                                         -          (661,686)
   Acquisition of software licenses                                          (2,757,890)                -
   Acquisition of fixed assets                                               (2,311,831)       (1,754,911)
   Proceeds on disposition of fixed assets                                        1,525                 -
                                                                          -------------       -----------
         Net cash used in investing activities                                1,712,471        (7,996,793)
                                                                          --------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceed from capital sale/leaseback                                                -           402,761
   Repayment from officers and shareholders                                           -          (100,000)
   Repayment of notes payable                                                (1,000,000)         (111,657)
   Repayments capital lease obligation                                          (96,841)          (15,045)
   Proceeds from the exercise of stock options and warrants                   1,786,454         1,089,466
                                                                          -------------       -----------
         Net cash provided by financing activities                              689,613         1,265,525
                                                                          -------------       -----------
   Effect of foreign exchange rate changes on cash                                 (474)             (323)
                                                                          --------------     ------------
         Net (decrease) increase in cash and cash equivalents                 7,034,167        (6,744,407)
                                                                          -------------      ------------
   Cash and cash equivalents, beginning of period                             2,212,759         9,198,270
                                                                          -------------      ------------
   Cash and cash equivalents, end of period                               $   9,246,926      $  2,453,863
                                                                          =============      ============
Supplemental disclosure of cash flow information:
   Cash paid during the period for income taxes                           $     731,967      $    490,472
   Cash paid during the period for interest                               $      40,891      $     55,560
Non-cash activities:
   Lease of fixed assets                                                  $           -      $    340,702
   Issuance of note payable in acquisition                                $           -      $  2,282,031

       * Certain amounts have been reclassified for comparative purposes.

         The accompanying notes are an integral part of these condensed consolidated financial statements.

DSET CORPORATION AND SUBSIDIARIES
SEPTEMBER 30, 2000
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.    BASIS OF PRESENTATION

      The condensed consolidated financial information presented as of September 30, 2000 and for the three-month and nine-month periods ended September 30, 2000 and 1999 is unaudited, but in the opinion of DSET Corporation's (the "Company") management, contains all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of September 30, 2000 and the results of its operations for the three-month and nine-month periods ended September 30, 2000 and 1999 and its cash flows for the nine-month periods ended September 30, 2000 and 1999. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's 1999 audited financial statements and accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The December 31, 1999 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

      Results for the interim period are not necessarily indicative of results that may be expected for the entire year.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      CONSOLIDATION

      The consolidated financial statements include all wholly-owned subsidiaries from the respective dates of their acquisition or formation. The consolidated entity includes DSET Corporation and its wholly-owned subsidiaries, DSET Acquisition Corp., a Delaware corporation; Konark Inc. ("Konark"), a California corporation; PIC Technologies, Inc., a Delaware corporation; Chengdu DSET Science & Technology Co., Ltd. (China); and DSET Canada, Inc. (Canada). All intercompany transactions have been eliminated in consolidation.

      CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

      MARKETABLE SECURITIES

      The marketable securities portfolio held by the Company are considered to be available-for-sale securities and are reported at fair value. Unrealized appreciation was $131,055 (net of deferred taxes of $82,043) at September 30, 2000. Cost is determined on a specific identification basis.

DSET CORPORATION AND SUBSIDIARIES
SEPTEMBER 30, 2000
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

      FIXED ASSETS

      Equipment, furniture and purchased software are stated at cost less accumulated depreciation. Depreciation is calculated using a straight-line method over estimated useful lives ranging from three to seven years. Leasehold improvements are amortized over the lesser of the estimated useful life or the lease term.

      GOODWILL

      The Company amortizes goodwill using a straight-line method over an estimated useful life of five years. The Company periodically assesses the realizability of the asset based on estimated future cash flows. Accumulated amortizaton was $376,000 as of September 30, 2000.

      SOFTWARE DEVELOPMENT COSTS

      Capitalization of software development costs begins on establishment of technological feasibility. Costs incurred prior to establishment of technological feasibility are charged to research and product development expense. The ongoing assessment of recoverability of capitalized costs requires considerable judgement by management with respect to certain factors, including the anticipated future gross revenues, estimated economic life and changes in technology. These factors are considered on a product-by-product basis. Amortization of software development costs is the greater amount computed using (a) the ratio that current gross revenues for a product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life ranging from three to five years of the product including the period being reported on. Accumulated amortization was $929,000 as of September 30, 2000.

      ACQUIRED TECHNOLOGY

      Acquired technology represents the costs of feasible technology acquired from external sources. At September 30, 2000, acquired technology mainly reflects the purchase of certain assets of Network Programs LLC ("NPL") and Konark Inc., as well as related costs to acquire such assets. Accumulated amortization was $1,024,000 as of September 30, 2000. Amortization of acquired technology is the greater of the amount computed using (a) the ratio that current gross revenues for a product bears to the total of current and anticipated future gross revenues for that product or
      (b) the straight-line method over the remaining estimated economic life ranging from three to five years of the product including the period being reported on.

      SOFTWARE LICENSES

      Software licenses represent the costs to acquire software licenses from external sources, a number of which were purchased in 2000. Amortization of software licenses is the greater of the amount computed using (a) the ratio of current gross revenues for products generated from these licenses to the total of current and anticipated future gross revenues for products

DSET CORPORATION AND SUBSIDIARIES
SEPTEMBER 30, 2000
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

      related to these licenses or (b) the straight line method over the remaining estimated economic life of five years from the date of the license agreement. Accumulated amortizaton was $138,000 as of September 30, 2000.

      RESEARCH AND PRODUCT DEVELOPMENT

      Research and product development costs are charged to expense as incurred. However, the costs incurrred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established.

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

      INCOME TAXES

      The Company utilizes an asset and liability approach for financial reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. Valuation

DSET CORPORATION AND SUBSIDIARIES
SEPTEMBER 30, 2000
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

      allowances are established, when necessary, to reduce the deferred tax assets to the amount expected to be realized.

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

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"). A second amendment to SAB 101 has been isssued by the Securities and Exchange Commission which delays the implementation date of SAB 101 to no later than the fourth fiscal quarter

DSET CORPORATION AND SUBSIDIARIES
SEPTEMBER 30, 2000
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

      of fiscal years beginning after December 15, 1999. The Company is currently evaluating the impact of SAB 101 on its results of operations.

      RECLASSIFICATIONS

      Certain prior period amounts have been reclassified to conform to the current period presentation.

3.    DEBT OBLIGATIONS

      a) CAPITAL LEASE OBLIGATION

      In June 1999, the Company entered into a five-year capital lease agreement mainly for office furniture and fixtures in the Company's facilities in Bridgewater, New Jersey and Plano, Texas at an annual rate of 8.21%. Annual lease payments approximate $180,000. Assets recorded under this lease are included in fixed assets as follows:

                                      SEPTEMBER 30, 2000      DECEMBER 31, 1999
                                      ------------------      -----------------
    Furniture and fixtures                $ 743,462                $743,462
    Accumulated amortization               (136,295)                (51,550)
                                          ---------                --------
                                          $ 607,167                $691,912
                                          =========                ========

      b) LINES OF CREDIT

      In August 2000, the Company renewed an unsecured revolving credit facility with a bank increasing the line of credit to $5 million. Borrowings under this line of credit bear interest at the bank's prime rate (9.50% at September 30, 2000) less 0.25% on amounts outstanding of less than $1 million and at the bank's prime rate for aggregate principal amounts exceeding $1 million. No borrowings under this line were outstanding at September 30, 2000 or December 31, 1999. This credit facility contains, among other provisions, a covenant which restricts the Company's ability to pay cash dividends.

      c) NOTES PAYABLE

      As part of the acquisition of Konark, the Company paid $1.0 million in cash and issued a $2.5 million non-interest bearing note payable which has been discounted at 8.25%. Interest expense is accreted monthly and totalled $114,000 at September 30, 2000. The note is payable in five installments, and matures on March 1, 2002.

DSET CORPORATION AND SUBSIDIARIES
SEPTEMBER 30, 2000
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

      As of September 30, 2000, future payments under the notes are as follows:

                                                                    Principal
            Year Ending December 31,                                Payments
            ------------------------                                --------
            2001                                                   $1,000,000
            2002                                                      500,000
                                                                   ----------
                                                                    1,500,000
            Less: Unamortized interest                               (217,970)
                                                                   ----------
            Present value of notes payable                          1,282,030
            Less: Current portion                                     872,129
                                                                   ----------
            Long-term portion                                      $  409,901
                                                                   ==========

4.   ACQUISITIONS

     On January 25, 1999, DSET Acquisition Corp., a wholly-owned subsidiary of the Company consummated the acquisition of certain assets of NPL. The purchase price consisted of $2,500,000 payable in cash to NPL and professional fees of $158,000.

     The costs to acquire NPL are recorded as acquired technology and goodwill. In addition, research and product development costs associated with bringing the acquired assets to market have been recorded as capitalized software development costs. Amortization of these costs commenced with the shipment of the product in the second quarter of 1999; amortization expense related to this technology was approximately $123,000 for the three months ended September 30, 2000.

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

DSET CORPORATION AND SUBSIDIARIES
SEPTEMBER 30, 2000
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

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
                                                    -----------
                                                    $(3,927,029)
                                                    ===========

5.    REVENUE CONCENTRATION

      The Company derives a portion of its revenues from international sales which constituted approximately 16.0% and 4.7% of the Company's total revenues in the third quarter of 2000 and 1999, respectively. International sales are derived from Canada, Europe (primarily Italy and Germany), and Asia (primarily Korea, China and Japan). The Company's international sales currently are United States dollar-denominated. As a result, an increase in the value of the United States dollar relative to foreign currencies could make the Company's products and services less competitive in international markets.

6.    EARNINGS PER SHARE

      The Company calculates, presents and discloses earnings per share ("EPS") in accordance with SFAS No. 128, "Earnings per Share". The statement defines two earnings per share calculations, basic and assuming dilution. The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing net income available to common stock by the weighted average shares outstanding. The objective of diluted EPS is consistent with that of basic EPS, that is to measure the performance of an entity over the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period. The calculation of diluted EPS is similar to basic EPS except the denominator is increased for the conversion of potential common shares. No potential dilutive common shares were outstanding because of the Company's net loss for the three and nine month periods ending September 30, 2000. The following table is a reconcilation of the numerator and denominator under each method:

DSET CORPORATION AND SUBSIDIARIES
SEPTEMBER 30, 2000
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

                                                     FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                     ----------------------------------------
                                               2000                                             1999
                              -----------------------------------------     ------------------------------------------
                                Net             Shares        Per Share         Net            Shares        Per Share
                                Loss            ------         Amount          Income          ------          Amount
                                ----                           ------          ------                          ------
BASIC EPS:
Net income (loss)
Applicable to
Common shares                 $(3,250,711)    11,464,461      $(0.28)       $2,135,212       10,512,423        $0.20

ASSUMING DILUTION:
      Warrants                          -              -                             -          150,893
      Stock options                     -              -                             -          844,543
                              -----------     ----------                    ----------       ----------
                              $(3,250,711)    11,464,461      $(0.28)       $2,135,212       11,507,859        $0.19
                              ===========     ==========                    ==========       ==========



                                                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                     ---------------------------------------
                                               2000                                             1999
                              -----------------------------------------     ------------------------------------------
                                Net             Shares        Per Share         Net            Shares        Per Share
                                Loss            ------         Amount          Income          ------          Amount
                                ----                           ------          ------                          ------
BASIC EPS:
Net income (loss)
Applicable to
Common shares                 $(158,513)      11,305,117      $(0.01)      $3,360,360        10,314,884        $0.33

ASSUMING DILUTION:
      Warrants                        -                -                            -           152,543
      Stock options                   -                -                            -           880,354
                              ---------       ----------                   ----------        ----------
                              $(158,513)      11,305,117      $(0.01)      $3,360,360        11,347,781        $0.30
                              =========       ==========                   ==========        ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         DSET is a leading provider of business-to-business e-commerce connectivity software solutions created specifically for the global telecommunications marketplace. The DSET suite of electronic-bonding gateways interconnects the operations support systems ("OSSs") of competing telecommunications service providers ("Telecom Service Providers"), such as Competitive Local Exchange Carriers ("CLECs") and Incumbent Local Exchange Carriers ("ILECs") that must trade information and share network capabilities to serve customers. In addition, DSET's local number portability ("LNP") solutions play a key role in enabling customers to change Telecom Service Providers without changing their local phone numbers. The Telecommunications
Act of 1996 encourages competition among providers of local phone services by requiring ILECs to allow new Telecom Service Providers to access the incumbents' OSSs and lease portions of their networks. Hundreds of Telecom Service
Providers are vying to win customers from the incumbents by offering better pricing and service. With DSET solutions, Telecom Service Providers can complete key tasks that assist "provisioning" or "service-fulfillment" of phone service for new customers in days rather than weeks. In addition, DSET solutions help Telecom Service Providers maintain a higher level quality of service for their customers.

         Historically, the Company focused on the creation of applications that could be distributed among many processors in order to solve highly complex problems in the network management arena. These applications are predominantly sold to network equipment vendors, both domestically and internationally. Until 1999, substantially all the Company's revenues had been derived from application development tools and applications or services based on Telecommunications Management Network ("TMN") standards. The Company has announced its strategy to move completely out of its product lines in application development tools and local service management systems.

         The Company's continued success will depend on continued growth in the market for OSS interconnection products and services.

         The Company's revenues are generated from two sources: license and service revenues from Telecom Service Providers and license and service revenues from network equipment vendors.

         For the quarters ended September 30, 2000 and 1999, the Company derived approximately 70.6% and 50.8%, respectively, of its total revenues from license revenues and approximately 29.4% and 49.2%, respectively, of its total revenues from service revenues. During the third quarter of 2000, revenues generated from Telecom Service Providers were approximately $10.6 million and revenues generated from network equipment vendors for LNP solutions, application development tools and related services were approximately $3.3 million.

During the third quarter of 1999 revenues generated from Telecom Service Providers were $7.3 million and revenues generated from network equipment vendors were approximately $5.6 million.

         DSET's license revenues from Telecom Service Providers are derived from the sale of electronic-bonding gateways to carriers under contracts that provide for license fees. Prices for individual licenses of the Telecom Service Providers' solutions and other applications range from $75,000 to $500,000. License revenues are recorded when the software has been shipped to the customer and all significant obligations have been satisfied. Any contract holdbacks or contingent charges are recognized as revenue when they are satisfied.

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

         The Company's service revenues are comprised of fees derived from custom application development products and services, maintenance fees, installation and training fees and other revenues generated from customer support services. The Company's application development services are generally individually negotiated and contracted for on a fixed price basis. Prices for such projects vary depending upon the size and scope of the project and estimated time and effort to completion. Revenues from application development services are generally recognized on a percentage of completion basis calculated as direct labor costs are incurred in relation to estimated total costs at completion for each project. The impact of revisions in percentage of completion estimates is reflected in the period in which the revisions are made. Maintenance services, for which the Company typically charges between 15% and 30% annually of the price of the products licensed by the customer, may be purchased at the customer's option. Maintenance fees are recognized as service revenue over the term of the maintenance period, which is typically a 12-month term.

         The Company had one customer accounting for more than 10% of revenues for the quarter ended September 30, 2000 and no customer which accounted for more than 10% of revenues for the quarter ended September 30, 1999. The Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. In addition, the Company anticipates that its results of operations in any given period will also continue to depend on its customers' cash flow and ability to obtain external financing. As a result of this customer concentration and the uncertainty in our customers' financing, the Company's revenues from quarter to quarter, financial condition and results of operations may be subject to substantial period to period fluctuations.

         The Company's costs of license revenues consist primarily of royalties paid to third party software companies and the amortization of acquired technology and capitalized software development costs.

         In June 2000, the Company signed a strategic alliance agreement with Daleen Technologies, Inc. ("Daleen") under which DSET and Daleen will engage in joint marketing, selling and other strategic activities. As part of the strategic relationship, Daleen has granted DSET a license to certain of Daleen's electronic bonding gateways optimized for the Canadian market and exclusive distribution rights in Canada. The alliance allows DSET access to the Canadian market with products matched to the technical standards existing in Canada.

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

         During the year ended December 31, 1997, deferred stock compensation of $876,000 was recorded for options granted. This amount has been amortized to compensation expense over the vesting period of the options (two to four years). At September 30, 2000, the remaining unamortized deferred stock compensation balance was approximately $94,000.

         The Company primarily markets and sells its products and services through a direct sales force in North America.

         The Company derives a portion of its revenues from international sales which constituted approximately 16.0% and 4.7% of the Company's total revenues in the third quarter of 2000 and 1999, respectively. International sales are derived from Canada, Europe (primarily Italy and Germany), and Asia (primarily Korea, China and Japan). The Company's international sales currently are United States dollar-denominated. As a result, an increase in the value of the United States dollar relative to foreign currencies could make the Company's products and services less competitive in international markets.

FORWARD-LOOKING STATEMENTS

Statements contained in this Form 10-Q that are not based on historical fact are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. Such forward-looking statements involve risks and uncertainties, including, but not limited to: (i) the substantial variability of the Company's quarterly operating results, (ii) the Company's dependence on the rapidly evolving telecommunications industry,
(iii) rapid technological change in the Company's industry, (iv) uncertainty in our customers' cash flows and external financing (v) the limited number of customers for a significant portion of the Company's revenue, (vi) risks associated with market acceptance of the Company's new OSS gateways interconnection and LNP products, (vii) risks associated with intense competition in the industry, including competition for qualified technical personnel, (viii) the buying patterns of the telecommunications providers
(ix) the ongoing risk of that telecommunications providers will not get expected funding to advance their business model and (x) risks associated with acquisitions of businesses by the Company, including risks relating to unanticipated liabilities or expenses or lower than expected revenues of such acquired businesses. The success of the Company depends to a large degree upon increased demand by Telecom Service Providers for its new OSS Interconnection products and by network equipment vendors for its LNP products. As a result of such risks and others expressed from time to time in the Company's filings with the Securities and Exchange Commission (the "Commission"), the Company's actual results may differ materially from the results discussed in or implied by the forward-looking statements contained herein.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999

         Revenues. Total revenues increased 7.4% to $13.9 million in the third quarter of 2000 from $12.9 million in the third quarter of 1999. License revenues increased by 49.2% to $9.8 million in the third quarter of 2000 from $6.6 million in the third quarter of 1999. This increase was primarily attributable to an increase in the sale of OSS gateway licenses to Telecom Service Providers. Service revenues decreased 35.8% to $4.1 million in the third quarter of 2000 from $6.4 million in the third quarter of 1999. This decrease was primarily attributable to less percentage of completion revenue recorded for custom carrier and network projects. Revenues recorded using the percentage of completion method of contract accounting amounted to $1.8 million in the third quarter of 2000 as compared to $4.5 million in the third quarter of 1999.

         Gross profit. The Company's gross profit decreased 12.0% to $9.0 million in the third quarter of 2000 from $10.2 million in the third quarter of 1999. Gross profit percentage for license revenues decreased to 84.1% in the third quarter of 2000 from 90.5% in the third quarter of 1999 due to a lower sales volume, an increase of third party royalties and amortization of acquired technology and capitalized software development costs. Gross profit percentage for service revenues decreased to 18.3% in the third quarter of 2000 from 67.3% in the third quarter of 1999. The decreased gross profit percentages were primarily attributable to higher implementation costs arising from the use of third party contractors to provide interim support, increase in personnel and related costs (internal resources), less application development service revenue and support costs associated with satisfying customer requirements.

         Sales and marketing expenses. Sales and marketing expenses decreased 3.2% to $3.2 million in the third quarter of 2000 from $3.4 million in the third quarter of 1999. The decrease in sales and marketing expenses was primarily attributable to lower commission expense offset in part by expenses relating to increased personnel and related costs resulting from the increase in the Company's sales and marketing force.

         Research and product development expenses. Research and product development expenses increased 65.2% to $4.9 million in the third quarter of 2000 from $3.0 million in the third quarter of 1999. The increase in research and product development expenses was due primarily to the expansion in the number of new products under development, expenses relating to increase in personnel and the hiring of additional outside consultants.

         General and administrative expenses. General and administrative expenses increased 42.0% to $1.7 million in the third quarter of 2000 from $1.2 million in the third quarter of 1999. The increase in general and administrative expenses was due primarily to recruiting, personnel and related costs and professional fees.

         Bad debt expense and other charges. Bad debt expense and other charges increased to approximately $4.9 million in the third quarter of 2000 from approximately $28,000 in the third quarter of 1999. The increase was due in part to the uncertainty in the cash flow and external financing for Telecom Service Providers which continues to impact the Company's ability to collect its receivables. Additionally, a major customer declared bankruptcy on September 28, 2000 with an accounts receivable balance of $1.9 million. Lastly, the Company settled a dispute with a customer related to network products and wrote off certain accounts receivable. In conjunction with the settlement the Company recorded a reserve for future product credits that may be granted to the customer.

         Amortization of goodwill. Amortization expense increased to approximately $106,000 in the third quarter of 2000 as compared to $17,000 in the third quarter of 1999. This increase was due primarily to amortization of goodwill from the Konark acquisition.

         Interest expense and other income (expense). Interest expense and other income and expense increased to $43,000 for the third quarter of 2000 from $21,000 for the third quarter of 1999, due primarily to expenses resulting from higher interest cost incurred with the capital lease obligations.

         Interest income. Interest income decreased to approximately $496,000 in the third quarter of 2000 as compared to approximately $567,000 in the third quarter of 1999. This decrease was due primarily to lower cash balances to be invested during the quarter and recognition of gains and losses on redemption.

         Income taxes. The Company's effective tax rate was 39.8% and 33.9% for the third quarter of 2000 and 1999, respectively. In the third quarter of 2000, the tax benefit on the current period loss reflects an effective tax rate higher than the statutory tax rate due to the utilization of research and development and foreign tax credits. The effective tax rate for third quarter 1999 was lower than the statutory rate due to the utilization of research and development and foreign tax credits.

Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999

         Revenues. Total revenues increased 41.3% to $41.7 million in the nine months ended September 30, 2000 from $29.5 million in the nine months ended September 30, 1999. License revenues increased by 88.6% to $30.1 million in the nine months ended September 30, 2000 from $16.0 million in the nine months ended September 30, 1999. This increase was primarily attributable to an increase in the sale of OSS gateway licenses to Telecom Service Providers. Service revenues decreased 14.3% to $11.6 million in the nine months ended September 30, 2000 from $13.5 million in the nine months ended September 30, 1999. This decrease was attributable primarily to less custom application development projects for OSS interconnection and LNP solutions. Revenues recorded using the percentage of completion method of contract accounting amounted to $6.2 million in the nine months ended September 30, 2000 as compared to $8.8 million in the nine months ended September 30, 1999.

         Gross profit. The Company's gross profit increased 30.0% to $30.3 million in the nine months ended September 30, 2000 from $23.3 million in the nine months ended September 30, 1999. Gross profit percentage for license revenues decreased to 89.2% in the nine months ended September 30, 2000 from 92.6% in the nine months ended September 30, 1999 due to a lower sales volume, an increase of third party royalties and amortization of acquired technology and capitalized software development costs. Gross profit percentage for service revenues decreased to 30.0% in the nine months ended September 30, 2000 from 63.2% in the nine months ended September 30, 1999. The decreases in gross profit percentages were primarily attributable to higher implementation costs arising from the use of third party contractors to provide interim support, increase in personnel and related costs (internal resources), less application development service revenue, and other support costs associated with satisfying customer requirements.

         Sales and marketing expenses. Sales and marketing expenses increased 12.1% to $9.5 million in the nine months ended September 30, 2000 from $8.5 million in the nine months ended September 30, 1999. The increase in sales and marketing expenses was primarily attributable to increased personnel and related costs resulting from the increase in the Company's marketing department and the use of outside consultants.

         Research and product development expenses. Research and product development expenses increased 60.8% to $12.5 million in the nine months ended September 30, 2000 from $7.8 million in the nine months ended September 30, 1999. The increase in research and product development expenses was attributable to increased personnel and related costs and the expansion of a number new products under development.

         General and administrative expenses. General and administrative expenses increased 37.9% to $4.3 million in the nine months ended September 30, 2000 from $3.1 million in the nine months ended September 30, 1999. The increase in general and administrative expenses was due primarily to recruiting, personnel and related costs and professional fees.

         Bad debt expense and other charges. Bad debt expense and other charges increased to approximately $5.8 million the nine months ended September 30, 2000 from approximately $317,000 in the nine months ended September 30, 1999. The increase was due in part to the uncertainty in the cash flow and external financing for Telecom Service Providers which continues to impact the Company's ability to collect its receivables. Additionally, a major customer declared bankruptcy on September 28, 2000 with an accounts receivable balance of $1.9 million. Lastly, the company settled a dispute with a customer related to network products and wrote off certain accounts receivable. In conjunction with the settlement the Company recorded a reserve for future product credits that may be granted to the customer.

         Amortization of goodwill. Amortization expense increased to approximately $312,000 in the nine months ending September 30, 2000 as compared to $104,000 in the nine months ended September 30, 1999. This increase was due primarily to amortization of goodwill from the Konark and the NPL acquisition.

         Interest expense and other income (expense). Interest expense and other income and expense increased to $139,000 for the nine months ended September 30, 2000 from $96,000 for the nine months ended September 30, 1999, reflecting higher interest cost incurred with the capital lease obligations.

         Interest Income. Interest income decreased to $1.5 million in the nine months ended September 30, 2000 as compared to $1.7 million in the nine months ended September 30, 1999. This decrease was due primarily to lower cash balances during the period and recognition of gains and losses on redemptions.

         Income taxes. The Company's effective tax rate was a benefit of 78.5% for the nine months ended September 30, 2000 and a provision of 34.5% for the nine months ended 1999. In the nine months ended September 30, 2000, the effective tax rate was higher than the statutory tax rates due to the increase of utilization of research and development and foreign tax credits. The Company's effective tax rate for the nine months ended 1999 was lower than the statutory rate due to the utilization of research and development and foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception in 1989, the Company has financed its operations primarily through cash generated by operations and cash raised through its March 1998 initial public offering. At September 30, 2000, the Company's cash, cash equivalents and marketable securities aggregated approximately $39.4 million, of which cash and cash equivalents aggregated approximately $9.2 million and marketable securities aggregated approximately $30.2 million. Marketable securities at September 30, 2000 were comprised of fixed income government securities and corporate bonds. The Company's working capital was $52.6 million and $53.6 million at September 30, 2000 and December 31, 1999, respectively.

         Accounts receivable, net decreased to $19.1 million at September 30, 2000 from $20.1 million at December 31, 1999, primarily as a result of an increase in allowance for doubtful accounts, increased collection efforts, decreased quarterly sales and more favorable contract terms. Included in accounts receivable in the third quarter of 2000 was $21.9 million for trade receivables and $2.9 million for unbilled project revenue as compared to $16.8 million for trade receivables and $4.8 million for unbilled project revenue at December 31, 1999. The allowance for doubtful accounts was $4.7 million in the third quarter of 2000 as compared to $600,000 at December 31, 1999. Unbilled project revenue is the excess amount of revenue recognized through percentage of completion that has not been billed to the customer. Payment terms to customers are generally net zero to net ninety days.

         The Company bills its foreign customers in U.S. dollars at agreed-upon contractual terms. The Company has not experienced any significant negative effects on its liquidity as a result of the volatility and devaluation trends that have been experienced in certain Asian markets, although no assurance can be made that the Company will not experience difficulty collecting accounts receivable from such customers in the future. Accounts receivable at September 30, 2000 includes approximately $489,000 from customers in this region.

         The Company's capital expenditures were approximately $721,000 and $667,000 for the three months ended September 30, 2000 and 1999, respectively. The increase in capital expenditures is due to the expansion of facilities in California and Texas in 2000.

         In June 1999, the Company entered into a five-year capital lease agreement at an annual interest rate of 8.21% for equipment, furniture and fixtures at its new office facilities. Assets recorded under this lease are included in fixed assets. Annual lease payments approximate $180,000.

         During August 2000, the Company renewed an unsecured revolving credit facility with a bank pursuant to which the Company may borrow up to a maximum of $5.0 million. Borrowings under this line of credit bear interest at the bank's prime rate less 0.25% on aggregate principal amounts outstanding of less than $1.0 million and at the bank's prime rate for aggregate principal amounts exceeding $1.0 million. No borrowings under this line were outstanding as of September 30, 2000. This credit facility contains, among other provisions, covenants which: (i) mandate the amount of working capital the Company must maintain at the end of each calendar quarter; and (ii) restrict the Company's ability to pay cash dividends. The unsecured revolving credit facility expires on August 5, 2004.

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

         The Company believes that its existing available cash, its revolving credit facility, the cash flow expected to be generated from operations, together with the proceeds from its initial public offering, will be adequate to satisfy its current and planned operations for at least the next 12 months. There can be no assurance, however, that the Company will not require additional financing prior to such time to fund its operations or possible acquisitions.

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

         The Company believes the market risk exposure with regard to marketable securities held in the investment portfolio is limited to changes in quoted market prices for such securities. Based upon the composition of the Company's marketable securities at September 30, 2000, the Company does not believe an adverse change in quoted market prices would be material to our results of operations.

                           PART II. OTHER INFORMATION

ITEM 4.  USE OF PROCEEDS.

         Use of Proceeds from Initial Public Offering

         On March 12, 1998, the Commission declared effective the Company's Registration Statement (Registration Statement No. 333-43827) as filed with the Commission in connection with the Company's initial public offering of Common Stock, which was managed by BT Alex. Brown Incorporated, BancAmerica Robertson Stephens and SoundView Financial Group, Inc. Pursuant to such Registration Statement, the Company registered and sold an aggregate of 2,500,000 shares of its Common Stock, for a gross aggregate offering price of $40.0 million. The Company incurred underwriting discounts and commissions of approximately $2.8 million. In connection with such offering, the Company incurred total expenses of approximately $1.1 million. As of September 30, 2000, the remainder of the $36.1 million in net proceeds received by the Company upon consummation of such offering, pending specific application, were invested in short-term, investment-grade, interest-bearing instruments.

         On January 25, 1999, DSET Acquisition Corp., a wholly-owned subsidiary of the Company consummated the acquisition of certain assets of NPL. The purchase price consisted of $2.5 million payable in cash to NPL and professional fees of $158,000. NPL provided specialized software to Telecom Service Providers.

         On September 30, 1999, the Company purchased Konark and related technologies for approximately $3.3 million in cash and certain deferred payments plus professional fees and the related deferred tax liabilities. Konark provided software which enabled Telecom Service Providers to rapidly activate new services for their customer.

         For working capital restrictions and limitations on the payment of dividends, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 5.  OTHER INFORMATION.

         On July 19, 2000 the Company announced that it had executed a strategic alliance agreement with Daleen Technologies, Inc. ("Daleen") under which the Company and Daleen will engage in joint marketing, selling and other strategic activities targeting new and existing customers. As part of the strategic relationship, Daleen has granted the Company the exclusive distribution rights to license and resell certain Daleen's electronic bonding gateways optimized for the Canadian market.

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

                                           DSET CORPORATION

           DATE: November 14, 2000         By: /s/ William P. McHale, Jr.
                                              ---------------------------------
                                              William P. McHale, Jr., President
                                              and Chief Executive Officer
                                              (Principal Executive Officer)



           DATE: November 14, 2000         By: /s/ Bruce M. Crowell
                                              ---------------------------------
                                              Bruce M. Crowell
                                              Vice President and Chief
                                              Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)