Form 10-K
period 2000-12-31
DSET CORP
filed 2001-04-02
CIK 1052196

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              -------------------

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                         COMMISSION FILE NUMBER 0-23611
                              -------------------

                                DSET CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                              -------------------

                  NEW JERSEY                                     22-3000022
       (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)

1160 U.S. HIGHWAY 22, BRIDGEWATER, NEW JERSEY                      08807
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (908) 526-7500

                              -------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                            -------------------
                    None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           Common Stock, no par value
                                (Title of Class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No: ______

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    State the aggregate market value of the voting common stock held by non-affiliates of the registrant: $24,712,515 at March 1, 2001 based on the last sales price on that date.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 1, 2001:

                    CLASS                                     NUMBER OF SHARES
                    -----                                     ----------------
          Common Stock, no par value                             11,629,419

    The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

________________________________________________________________________________

                               TABLE OF CONTENTS

          ITEM                                                                PAGE
          ----                                                                ----
PART I      1.  BUSINESS....................................................   1

            2.  PROPERTIES..................................................   20

            3.  LEGAL PROCEEDINGS...........................................   20

            4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   20

PART II     5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.......................................   21

            6.  SELECTED FINANCIAL DATA.....................................   22

            7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS.................................   23

           7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK......................................................   30

            8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   30

            9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE..................................   30

PART III   10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.............   31

           11.  EXECUTIVE COMPENSATION......................................   31

           12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT................................................   31

           13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   31

PART IV    14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                FORM 8-K....................................................   31

SIGNATURES..................................................................   32

EXHIBIT INDEX...............................................................   33

FINANCIAL DATA AND SCHEDULES................................................  F-1

                                     PART I

ITEM 1. BUSINESS.

GENERAL

    DSET Corporation ('We', 'Us', 'Our', 'DSET' or the 'Company') has been and still is a leading supplier of software and services that solve complex network and service management problems for a variety of customers in the telecommunications industry.

    Our software products have varied over the past eleven years and 2000 marked the final stages of our transition from being a provider of application development tools and the local service management system ('LSMS') application products. Both product lines were sold to network equipment providers, fueling our growth in the mid 1990's. We expected such product lines to decline in revenue as a result of technological changes and reduction in the size of their respective markets. We ceased development and direct sale of these products as of the end of 2000.

    In 1998 we started our internal development efforts to build electronic-bonding gateways that enable telecommunications service providers to implement electronic Trading Partner Networks ('TPNs'), which significantly reduce the time required to provision services for customers and resolve service outages to maintain high service quality and ensure customer retention. We sell these gateways to the competitive service providers ('CSPs'), which are comprised of the facilities-based competitive local exchange carriers ('CLECs'), data local exchange carriers ('DLECs') and interexchange carriers ('IXCs'). Since then, we have established a leadership position in this market as demonstrated by having over 35 customers throughout North America. We expect our leadership position in this market to continue in 2001 and 2002 although at a reduced size due to an economic downturn in the telecommunications industry.

    To build a TPN, we currently provide a suite of ten different electronic bonding gateways. We also provide the installation, interoperability testing, training, technical support and software upgrade services required to put TPNs into production.

    TPNs allow one trading partner to electronically exchange information with another. This information is normally an order from a CSP to an incumbent local exchange carrier ('ILEC') such as Verizon or BellSouth. A CSP has most likely convinced an ILEC's customer to switch to them, but CSPs do not generally own local loops to the customer's business so most CSPs order the local loop from the ILEC along with other services such as directory assistance. By submitting the order to the ILEC via a TPN, CSPs have the opportunity to significantly reduce the time required to turn on new phone and Internet access services for new customers. Without a TPN, CSPs would be required to manually retype the order multiple times using a variety of different systems and multiple fax machines.

    There are other trading partners with which CSPs must work such as Illuminet, SCC Inc. and Neustar, that provide additional services such as calling card and caller ID, 911 emergency services or services that help customers retain their current phone numbers. Our gateways also support the electronic submission of orders to these trading partners.

    Our additional gateways enable CSPs to use the TPN to retrieve information from an ILEC's database that help a CSP understand the services a customer currently receives from the ILEC and whether the local loop can support Digital Subscriber Line ('DSL') service. These are known as pre-order gateways and are utilized before a CSP submits a final order to an ILEC.

    We provide a different type of electronic bonding gateway that enables the CSP to send a trouble ticket report over the TPN alerting the ILEC that part of the network it leases to the CSP (e.g., local loop or T-1) is not operating and the customer is requesting resolution for their problem.

    We believe the value for CSPs in the creation of a TPN based on our products and services is an increased likelihood of winning and retaining new customers since:

    o CSPs should have accurate information regarding services that a prospective customer is currently receiving from the ILEC, enabling the CSP to position the value of their services to more effectively (win the new customer faster);

    o CSPs should be able to 'turn-on' (provision) new services generally in less than two weeks. Without a TPN, this could take four to eight weeks (turn-on revenue faster); and

    o CSPs should be able to resolve customer outages in significantly less time if trouble ticket information is exchanged electronically as compared to fax or phone (retain the customer and continue their revenue stream).

    Many of our gateways are currently interfaced or are in the process of being interfaced to a variety of different operations support systems ('OSSs'), such as order management systems ('OMS') or customer relationship management ('CRM') systems.

    This interfacing, sometimes referred to as OSS integration, provides an additional set of benefits since both OMS and CRM systems include a graphical user interface which makes it easier for CSPs to enter orders or trouble tickets once. By integrating with OMS or CRM systems, the information on the order form or trouble ticket can be sent electronically without human intervention back and forth across the TPN once it is entered. This is commonly referred to as 'flow-through provisioning' and is the ultimate goal of CSPs.

    Interfacing to ILECs is a complex task further complicated by the fact that each individual ILEC may make changes to their OMS as frequently as on a monthly basis. We provide a 'change management' service which continually updates TPNs for these ILEC changes in order to facilitate the accurate submission of orders by CSPs. This service is critical to keeping a CSP's operation running smoothly and plays a major role in accomplishing flow-through provisioning.

    The overall goal for a CSP is to have a complete system, which is comprised of many different types of applications software (billing, order management, trouble administration, switch activation, IP activation). Gateways, which form the TPN, are also part of this system. This complete backoffice system is often referred to as the OSS-Connecting the OMSs of the CSPs and the ILECs is often called OSS Interconnection.

    These terms are unique to the telecommunications industry. In other industries, the terms enterprise applications or business-to-business e-commerce are used to describe the software applications of this nature and the trading partner network.

    We were incorporated in New Jersey in 1989. Our executive offices are located at 1160 US Highway 22, Bridgewater, New Jersey 08807, and our telephone number is (908) 526-7500. Our main development offices are located in Plano, Texas.

INDUSTRY

BACKGROUND

    In the U.S.A., the Telecommunications Act of 1996 (the 'Telecom Act') mandated access to the ILECs' networks and consequently their OSSs in order to enable the flow-through of ordering information and services between CSPs and ILECs to foster customer choice of telecommunications service providers and facilitate the transfer of customers to the new CSPs.

    The Telecom Act stipulated that ILECs unbundle or decouple portions of their networks (e.g., the local loop) and make them available on a leased basis to the CSPs. CSPs began purchasing central office switches and building their own network facilities and then ordering (from the ILEC) the 'local loop' or a dedicated access line (e.g., T-1 or DS-1), which connects the customer (business or consumer) to the ILEC's central office switch. Prior to software solutions developed by companies like DSET, CSPs' requests for an unbundled local loop had been predominantly handled by facsimile or telephone, which result in frequent communication inefficiencies. Facsimile and overnight delivery services simply cannot accommodate the required flow-through of information between the competing carriers. Some ILECs offer Internet Web-based access for ordering these unbundled elements. However, Web-based access does not provide the efficient flow-through of ordering information requiring redundant data entry into multiple software systems.

    In addition to ordering services to connect customers to the existing public switched telephone network, CSPs must also order other services to provide enhanced communications capabilities to their new customers from other trading partners and service bureaus. These services include keeping the customer's original phone number, emergency 911 services, calling name and calling card services.

    Using DSET's solutions, CSPs can order services from trading partners utilizing a software application commonly known as an electronic-bonding gateway. These gateways process orders electronically between two companies, which, in the case of a CSP and an ILEC, is between competing telecom service providers.

    As a result, CSPs now have the ability to order elements of the traditional ILEC network (e.g., local loops, T-1's) for resale to their new customer base even though the same customer may have previously purchased these services from the ILEC. Many CSPs have made the commitment to procure their own voice switches and build or lease their own fiber-optic networks in order to better serve their customers. Typically, however, CLECs still need to establish connections with their customers through the ILEC and purchase other enhanced services from various trading partners.

    In addition to requiring ILECs to grant access to their networks and OSSs, the Telecom Act also mandated that local telephone customers be allowed to retain their phone numbers when changing service providers. This process, known as local number portability ('LNP'), required the creation of a national number portability clearinghouse to update the addresses of telephone numbers throughout the intelligent network (sometimes known as the SS7 network). This allows telephone-switching equipment at any carrier to quickly look up the location of any phone number in North America and to correctly route calls over the public switched telephone network. Number Portability Administration Centers ('NPACs') were developed and built for the U.S government by Lockheed Martin Corporation in 1997 and 1998 utilizing DSET network applications and tools. The successor company to Lockheed Martin, Neustar, Inc., currently manages these NPACs.

CURRENT STATE OF THE MARKET

    In 2000, procurement of the number of different applications that comprise OSSs by CSPs was robust in the first half, began to slow in the third quarter and then dropped dramatically in the last quarter of the year. Our revenues during the last half of the year fell in connection with these reductions.
In addition, during the last quarter of the year we saw three of our customers file for bankruptcy protection. In response to this economic downturn, we pared our employee ranks to a level just above where we began in 2000.

    Due to the number of competitive companies and product offerings available, telecommunications providers face an increasingly competitive and complex market environment. Continual technical advances and customer demand for advanced telecommunications products with enhanced features at lower costs fuel this competitive arena. However, with the end of 2000 bringing less of an appetite for investment, companies throughout the telecommunications industry are seeking to cut costs. We believe that the current state of the market will bring about a much needed transformation and consolidation, with the survivors stronger than before.

    During 2000, we estimated that there were over 350 U.S. facilities-based CSPs at various stages of developing and building integrated communication service offerings. However, we anticipate by the end of 2001 only 200 to 250 will survive. Decreases started to occur in the last half of 2000 when some CSPs were either acquired (such as CapRock Communications (by McLeodUSA)) or sought protection through bankruptcy actions (NETtel Communications, Picus, and Digital Broadband). We still believe that a significant majority of the remaining companies have not yet purchased or built interconnection solutions to connect and share information with their trading partners in order to process customer needs.

    The CSPs, while not only exploring consolidation and looking for funding, continue to aggressively attempt to win new customers from the incumbents by offering better pricing and service. We believe one key to a CSP's success will be quickly activating service for new customers and subsequently providing high levels of customer care. This is where DSET's electronic-bonding gateways and related products will add value to their service offerings.

DSET'S PRODUCTS AND SERVICES

Products

    Our electronic bonding gateways automate critical pre-order, order, and post-order functions for CSPs. Our suite of gateways includes:

PRE-ORDER GATEWAYS                         ORDERING GATEWAYS                   POST-ORDER GATEWAYS
1. ezPre-Order (Basic)                     3. ezLocal                          10. ezTroubleAdmin
2. ezPre-Order (Advanced)                  4. ezAccess
                                           5. ezNumberPort
                                           6. ez911
                                           7. ezCallingCard
                                           8. ezCaller ID
                                           9. ezLongDistance

    ezPre-Order (Basic)

    Our ezPreOrder solutions electronically retrieve important customer data such as address validation from an ILEC and provide a vehicle to request telephone number reservation and DSL loop qualification.

    ezPre-Order (Advanced)

    Our ezPre-Order (Advanced), formerly known as 'ezSubscribe' takes ezPre-Order (Basic) to the next level. ezPre-Order (Advanced) provides advanced transaction capabilities of customer service record ('CSR') data from the ILEC and produces English language reports, enabling CSPs to rapidly understand the prospective customers' current level of service without the need of a CSR subject matter expert.

    ezLocal

    After a customer and CSP agree on a service package, it is necessary to order local loops, directory assistance and, in many cases, high-capacity circuits from an ILEC. With our ezLocal gateway the ordering process is automated by interconnecting the CSPs order management system with the appropriate system at the ILEC. In addition to supporting local voice service, ezLocal can be used to order loops for DSL service.

    ezAccess

    Our ezAccess gateway automates ordering high-capacity circuits (e.g., T-1, DSL) from the ILECs. In early 2001 we completed a new version of our ezAccess gateway that makes it possible for a service provider to receive or send access service requests (ASRs) automatically when deployed in combination with the order management system offered by our major software partner.

    ezNumberPort

    Our ezNumberPort gateway communicates with any of eight regional NPACs to ensure that new customers of a CSP do not lose their original phone numbers even though they may have changed service providers. This is known as number portability.

    ez911

    Our ez911 gateway automates the transfer of relevant customer information from CSPs to SCC, Inc., a national service bureau that distributes this information among the local databases that support 911 services.

    ezCallingCard

    ezCallingCard automates updating the databases at Illuminet, Inc., a national service bureau, to ensure that calling card, collect calls, and calls billed to third-party numbers operate correctly after customers switch their telephone service to a CSP.

    ezCallerID

    Our ezCallerID gateway supports updating the databases used to provide enhanced caller ID service.

    ezLongDistance

    Using ezLongDistance, a CSP can automatically inform an IXC (long-distance service provider) about its selection as a customer's new long-distance carrier.

    ezTroubleAdmin (ezTA)

    Our ezTroubleAdmin gateway automates the flow of trouble-ticket data between CSPs and the ILECs who provide the local loop or T-1. Automating the exchange of such data expedites the resolution of problems that affect a CSP's customers, but which may be caused by some failure in the ILEC's systems.

    As part of our commitment to the post ordering area, we have partnered with Siebel Systems, the leading supplier of eBusiness applications, to integrate our ezTroubleAdmin gateway with Siebel eCommunications 2000.3. Designed specifically for the telecommunications industry, Siebel eCommunications is a comprehensive family of eBusiness applications, allowing organizations to manage, synchronize and coordinate all customer touch points including the Web, call center, field organization and distribution channels.

    Trading Partner Interfaces

    A key part of our gateway solutions, that enable the creation of a TPN is our full line of Trading Partner Interfaces ('TPIs') that have been tailored for interconnection with a specific trading partner.

    Canadian Market Products

    In June 2000, we licensed certain products from Daleen Technologies Inc. In conjunction with this license, we formed a wholly owned subsidiary, DSET Canada, Inc., and opened and staffed Canadian offices. These products included RequestFlow -- an interconnection solution for local service requests, 911, and 411 records; and PicWare Pro -- a Primary Interexchange Carrier/Customer Account Record Exchange (PIC/CARE) software solution that gives access providers fully-automated processing capability for PIC orders. In March 2001, we decided to close our Canadian offices and discontinue the sale of these products indefinitely. We do, however, continue to support our Canadian customer that is using these products.

Services

    As a complement to our gateway solutions, we offer a full line of services that can move our customers forward quickly and cost-effectively. We offer the following services to our customers:

    Program Management

    When a CSP purchases a DSET gateway, the customer is assigned an experienced Program Manager who will serve as a post-sales point of contact. The Program Manager has overall responsibility for the implementation of DSET products, including planning, installation, training, program monitoring and the successful completion of inter-operability testing.

    Installation

    DSET's field engineers are experienced and capable technicians who quickly install the purchased gateway on the customer hardware. Our goal is to get the customer into production as soon as possible.

    Configuration

    Customization of the product interfaces ensure that the gateways operate smoothly in the customers OSS.

    Interoperability Testing (IOT)

    Our field engineers also are responsible for Interoperability Testing ('IOT'). IOT simulates the operation of stand-alone or integrated gateway products to ensure interoperability of the product with the front-end (the customer OMS or CRM systems) and the back-end (the customer's trading partners).

    Technical Support

    Our technical support services include problem identification and notification, work-around solutions, temporary software patches and bug fixes. Depending upon the complexity of the problem, we provide technical support solutions via electronic mail, Website access, telephone or on-site support. Such services are offered to all licensees of our products under maintenance contracts, for which we typically charge between 15% and 30% annually of the price of the products licensed by the customer.

    Software Upgrades

    We provide our annual maintenance customers with the option to receive product upgrades, including new releases for no additional fee. Customers who have not contracted for annual maintenance services may purchase software upgrades for an additional fee.

    Change Management Services

    ILECs constantly make modifications to the business rules in their OMSs, which in turn requires us to monitor those changes and update our respective TPIs. In remaining compliant with the most recent specific ILEC and overall industry changes, we provide Change Management Services to track and monitor the respective ILEC and industry changes. Our services include such items as updates to maps, emergency patches, support for new or enhanced functionality, and modifications and updates to our TPIs to support ILEC changes. This service provides customers with the most efficient, up-to-date interfaces available to the respective ILEC's networks.

    Training

    The goal of the DSET Training Group is to equip CSP customer representatives with practical knowledge essential for working with our solutions and current and emerging technologies in real-world production environments. Training courses are available at our Plano, Texas facility or at the customer's site.

TRANSITIONING OUT OF SELECTED PRODUCT LINES

    In December 2000 and early January 2001 we completed our strategic plan to move away from actively selling our application development tools. Network Equipment Vendors utilize our TMN Agent and Manager suite of tools to build applications that remotely manage network devices from a specific vendor and facilitate the flow-through of information within the carrier's network management infrastructure. We contracted with two separate groups -- NE Technologies, Inc. and Chengdu TM Network Technology Co., Ltd. -- to continue support, maintenance and licensing of the products worldwide.

    NE Technologies, Inc.

    We entered into agreements with NE Technologies, Inc. (www.netechinc.com) at the end of 2000 to continue to market, sell, support and maintain the TMN-compliant application development tools, the TMN Agent Tool Suite and the TMN Manager++ Tool Suite worldwide, except for China, Taiwan and Singapore. During the last two quarters of 2000, we began the transfer of technologies and support services to NE Technologies and trained NE Technologies engineers on our systems. NE Technologies and DSET are working to provide all pertinent information and services to existing and new clients so that product support continues uninterrupted during the transition. During the first half of 2001, NE Technologies has collocated several engineers to our Bridgewater, New Jersey offices to assist and complete this transition.

    Chengdu TM Network Technology Co., Ltd.

    In January 2001, we completed the sale of our wholly-owned subsidiary, Chengdu DSET Science and Technology Development, Ltd. ('DSET Chengdu') to a group represented by DSET's former Chairman and founder, S. Daniel Shia. As part of this arrangement, Chengdu TM Network Technology Co., Ltd. acquired a license for sales, support, development and maintenance of the DSET TMN tools products within China, Taiwan and Singapore. As part of the transaction, DSET acquired an equity interest in Chengdu TM Network Technology. Most of the former DSET Chengdu personnel joined Chengdu TM Network Technology.

TECHNOLOGY

    Our initial gateway products were built on our proprietary platform using our tools and technologies. From our founding in 1989, we focused on creating applications that could be distributed among many processors in order to solve highly complex problems in the network management arena. We developed extensive knowledge of requirements for multi-protocol and multi-vendor communications, as well as real-time operating systems. In the early 1990's, we focused on creating suites of tools that facilitate the development of solutions based upon the TMN standard. Our engineers broadened their expertise in GDMO, CMIP, ASN.1 and OSI, the key technologies underlying TMN, as well as a variety of other emerging technologies.

Next Generation Platforms (NGP)

    As part of a multi-faceted effort to enable us to accelerate the pace of gateway development and introduce new products offering increased functionality and business benefits, we adopted the use of BEA Systems, Inc.'s WebLogic Server'TM' in 2000 to support the implementation of Java Enterprise Edition technology (J2EE) as the development platform for our gateway products. We believe that migrating our products to this Next Generation Platform ("NGP") expands our potential target market and benefits customers by lowering product development costs. We have already implemented an NGP for our ezPreOrder (Basic) which is in production at several customer sites.

    We selected the BEA solution because it is the leading J2EE software development environment optimized for creating and deploying Web-based applications. The benefits of BEA's WebLogic Server and J2EE to us, our customers, and investors include:

    o Faster development of new functionality and new products because of the rich suite of pre-built capabilities in the J2EE platform;

    o Easy integration with a wide range of other J2EE-based software solutions;

    o Products that are easily scalable;

    o Extensive development community support; and

    o Lower product development costs.

    In addition to building gateways on the J2EE platform, we are incorporating XML technology, a widely used communications interface in many industries, in our software solutions. We are also tracking development efforts such as the work on tML, a potential variation of XML, that may prove to be the optimal interface standard for the telecommunications industry.

CUSTOMERS THROUGHOUT NORTH AMERICA

    Our leadership position in electronic-bonding gateways has been demonstrated by a customer base of over 35 customers. Below is a partial list of active CSPs that have purchased our electronic bonding gateways or services as of March 2001:

    Allegiance Telecom                         Iowa Telecommunications Services
    Bell Intrigna, Inc.                        Madison River Communications
    Birch Telecom                              McLeodUSA
    Broadview Networks                         Mpower Communications
    Business Telecom, Inc.                     Net2000 Communications
    CenturyTel Service Group                   Network Access Solutions Corp.
    Choice One Communications                  Network Plus, Inc.
    Citizens Communications                    Network Telephone Corporation
    Conectiv Communications                    Newsouth Communications
    CoreComm Communications                    NuVox, Inc.
    Coreon, Inc. (ASP)                         RCN Telecom Services
    Cox Communications                         TDS Metrocom
    CTSI, Inc.                                 TXU Communications
    e.spire Communications                     WinFirst (Western Integrated Networks)
    Fairpoint Communications                   2nd Century Communications
    Focal Communications

    Since 1998, in which DSC Communications (now known as Alcatel) accounted for approximately 17% of total revenues, we have not had any single customer account for more than 10% of our annual revenues. However, we anticipate that our ongoing results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers.

SALES AND MARKETING

    In 2000, we sold our products and services mainly through our direct sales organization in North America. As of December 31, 2000, this sales force consisted of eleven sales people supported by nine consulting engineers and additional sales support personnel based in our New Jersey, California, Texas and Toronto offices. During 2000, the sales cycle for our products averaged approximately three to nine months.

    We recently reorganized our sales efforts to place an emphasis on existing customers as well as new prospects. New pricing plans were introduced to facilitate customer decision making in this difficult economic environment and to build recurring revenue streams.

Sales Objectives/Strategies

    Our objective is to extend this leadership position in the interconnectivity market segment for CSPs while expanding the types of applications we bring to market for our current customers and new customers, both within the telecommunications industry and outside of it. Our strategies are:

     Provide options for new customers to install and manage gateways either internally or on an outsourced basis such as an applications service provider ('ASP');

     Assist existing customers with implementing new gateways to increase their productivity;

     Continue to migrate our products to our NGP in order to provide enhanced functionality in our products and speed development of new products;

     Establish strategic alliances with system integrators and OMS and CRM vendors that will result in either joint selling/marketing arrangements or reseller agreements for the distribution of our gateways;

     Explore new uses for our existing products in the enterprise market; and

     Continue searching for appropriate companies to acquire or merge with that will broaden our product portfolio or expand our targeted customer base.

Marketing

    We have implemented marketing initiatives to support the sales and distribution of our products and services. These initiatives have been designed to inform customers of the capabilities and benefits of our products and services. Our marketing programs include on-site and Web-based seminars, leveraging strategic partnerships, participation in industry trade shows and forums, press relations, distribution of marketing materials and dissemination of information concerning products and services through our Website.

    We are expanding our series of free interactive Web seminars with new sessions on trouble-ticket and pre-order automation. We currently offer several seminars that existing and prospective customers attend to learn the value of our solutions in their business.

Strategic Partners

    We have established several strategic relationships in order to leverage the effectiveness of our sales force and enhance the productivity of our professional service and product development organizations. These relationships include partnerships and alliances with the following companies:

    o Order Management Systems (OMS) Vendors

       MetaSolv

       CommTech

       Amdocs

    o Customer Relationship Management (CRM) Systems Vendors

       Siebel Systems

    o Enterprise Application Integrators

       Vitria Technology

    o System Integrators

       KPMG Consulting

       Danet

       BusinessEdge Solutions

       Fathoms

       Foxfire Consulting

       ADC Telecommunications

       Cap Gemini Ernst & Young

    Our entire sales and marketing strategy involves substantial risk. There can be no assurance that we will be successful in implementing our strategy, that it will lead to achievement of our objectives, or that some partners will not attempt to partner with our competitors, or develop or acquire products, or services that compete with our products or services. Any inability to maintain our strategic relationships or to enter into additional strategic relationships may have a material adverse effect on our business. If we are unable to implement our strategy effectively, our business will be materially adversely affected. See 'Risk Factors' below.

RESEARCH AND PRODUCT DEVELOPMENT

    In the past DSET has been an innovator and leader in the development of telecommunications software, embracing new technologies and evolving industry standards to meet the rapidly changing demands of customers and the marketplace. While we expect that new applications will continue to be developed internally, we may, based on timing and cost considerations, continue to acquire or license technologies, products or applications to enhance or complement our own technologies or product offerings.

    In 2001, our research and development efforts will focus on: (1) enhancing the functionality of our existing gateway products; (2) migrating our existing products with our Next Generation Platform (NGP); (3) expand the functionality of our NGP to address new product opportunities; (4) continue integrating our products to new third party OMS and CRM providers; and (5) developing new applications for new markets as the opportunities arise. We believe this focus will maximize the features and operability of both our existing and NGP-based gateways while also minimizing time to market for our products and operational delays for customers. We employ highly qualified engineers and utilize our development and program capabilities to efficiently manage design and integration processes that shorten product introduction lead times. Our main development center is located in Plano, Texas, with additional engineers in New Jersey and California. Most of our research and development personnel hold engineering and other advanced technical degrees. Our research and development expenditures were approximately $6.2 million, $11.0 million and $ 18.5 million in 1998, 1999 and 2000, respectively.

EMPLOYEES

    As of December 31, 2000, DSET had a total of 316 employees. Of this total, 210 were in engineering and product development, 24 were in professional services, 54 were in sales and marketing and 28 were in administration, finance and operations. In January 2001, we completed our streamlining efforts started in November 2000 reducing headcount to a total of 240 employees. Continued declines in market conditions in early 2001 caused us to implement further reductions in March 2001. These further reductions coupled with natural attrition currently place our workforce at approximately 180 employees. Our future performance depends significantly upon the continued efforts of our management, key product and application engineers, and sales and technical sales support personnel. Competition for personnel is intense and there can be no assurance that we will be successful in attracting or retaining such personnel in the future. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We have not experienced any work stoppages and consider employee relations to be good.

    S. Daniel Shia, DSET's founder, former Chairman of the Board and Chief Technology Officer who was on an unpaid leave of absence, stepped down from the Board of Directors and as Chairman in May 2000. On October 1, 2000 Mr. Shia resigned as an employee to pursue other interests.

COMPETITION

    The market for DSET's products and solutions is intensely competitive, subject to rapid change, and significantly affected by third-party funding to our potential clients, new product introductions and other market activities of industry participants. To maintain and improve our competitive position, we must continue to develop and introduce, on a timely and cost-effective basis, enhanced products, features and services that keep pace with the evolving needs of our customers. We believe that the principal competitive factors in the market for our product solutions include:

    o Breadth and depth of solutions offered;

    o Product quality and performance;

    o Strength of core technology;

    o The flow-through of information between trading partners;

    o Ability to install and implement solutions;

    o Reliable customer support;

    o Strong relationships with business partners and alliances;

    o Continued building of a base of satisfied and referable customers; and

    o Product price

    While there can be no assurance that we will be able to compete effectively based upon such competitive factors, we believe that our products and services differentiates us in the marketplace. Competition in the OSS interconnection market comes from three sources: (1) other companies that focus on interconnection products such as Quintessent, Mantiss and Nightfire; (2) OSS solution companies that offer broader suites of products to CLECs for order management and provisioning of services such as Eftia, Wisor and Telcordia Technologies, Sigma Systems and Telution; and (3) system integrators or in-house development staffs of telecommunications providers that build custom applications. We may also face additional competition from companies that provide solutions on an outsourced basis such as Illuminet, Telcordia Technologies and Quintessent.

INTELLECTUAL PROPERTY

    Our success depends, in part, upon our proprietary technology, processes, trade secrets, and other proprietary information, and our ability to protect this information from unauthorized disclosure and use. We rely primarily on a combination of copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions, and other similar measures to protect our proprietary information. Currently, we own a few issued patents. As part of our efforts to protect our proprietary information, we typically enter into license agreements with our customers and nondisclosure agreements with our employees, consultants, corporate partners, customers, and prospective customers. These agreements generally contain restrictions on disclosure, use, and transfer of our proprietary information. We also employ various physical security measures to protect our software source codes, technology, and other proprietary information.

    Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology that we consider proprietary, and third parties may attempt to develop similar technology independently.

    Effective protection of intellectual property rights may be unavailable or limited in certain countries. The laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Overall, the protection of our proprietary rights may not be adequate and our competitors may independently develop similar technology. There can be no assurance that any of our copyrights or trademarks will not be challenged and invalidated.

    We are not aware that our products, trademarks, copyrights, or other proprietary rights infringe the proprietary rights of third parties. Third parties may assert infringement claims against us in the future with respect to current or future products. Further, we expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grow and the functionality of products in different industry segments overlaps. Although most of the components of our products are either internally developed or licensed from third parties from time to time, we hire or retain employees or consultants, including through acquisition, who have worked for independent software vendors or other companies developing products similar to those offered by us. Such prior employers may claim that our products are based on their products and that we have misappropriated their intellectual property. Any such claims, with or without merit, could cause a significant diversion of management attention, result in costly and protracted litigation, cause product shipment delays or require us to enter into royalty or licensing agreements with such parties. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which would have a material adverse effect on our business.

RISK FACTORS

    We operate in a rapidly changing business environment that involves substantial risk and uncertainty. The following discussion addresses some of the risks and uncertainties that could cause, or contribute to causing, actual results to differ materially from expectations. We caution all readers to pay particular attention to the descriptions of risks and uncertainties described below and in other sections of this report and our other filings with the Securities and Exchange Commission.

    We do not presently know of any additional risks and uncertainties that are currently deemed material and which may also impair DSET's business operations and financial results. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our Common Stock could decline.

    This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. DSET's actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this Annual Report on Form 10-K.

Substantial Variability of Our Quarterly Operating Results

    DSET's revenue, gross profit, operating income and net income may vary substantially from quarter to quarter due to a number of factors. Many factors, some of which are not within our control, may contribute to fluctuations in operating results. These factors include the following:

 o   Timing and levels of hardware and software purchases by customers;

 o   Cash available for our customers;

 o Consolidation of one of our target markets (CLECs) via merger, acquisition or cessation of business;

 o   Timing, size and stage of application development projects;

 o   New product and service introductions by us or our competitors;

 o   Seasonal impact on projects for customers;

 o   Our hiring patterns;

 o   Costs associated with fixed-price contracts;

 o Market factors affecting the availability or costs of qualified technical personnel;

 o   Timing and customer acceptance of our new product and service offerings;

 o   Length of sales cycle;

 o   Variations in revenues from our distributors and partners;

 o   Costs related to acquisitions of technology or businesses; and

 o   Industry and general economic conditions.

    Historically, our revenue has been higher in the fourth quarter due to capital budgeting and spending patterns by customers. In 2000, this was not the case. The fourth quarter was our lowest revenue quarter for the year. It is anticipated that the business will continue to be subject to seasonal variations. In addition, a significant portion of quarterly revenue is recognized in the last month of each quarter. As a result, we may not recognize any negative fluctuations in revenue until late in a particular quarter.

    Many of our costs, such as personnel and facilities costs, are relatively fixed in nature. Expense levels are based in part on expectations of future revenue. As a result, operating results have been and in the future will continue to be impacted by changes in technical personnel cost and utilization rates. Technical personnel utilization rates have been and are expected to continue to be adversely affected during periods of rapid and concentrated hiring. In addition, during such periods, we are likely to incur greater technical training costs. Due to these and other factors, if we are successful in expanding our service offerings and revenue, periods of variability in utilization are likely to occur. In addition, revenues in any given period are likely to come from a limited number of customer contracts. Any delay in the closing of, or the loss of any number of, such contracts would adversely affect results of operations. Therefore, past operating results and period-to-period comparisons should not be relied upon as an indication of future operating performance.

Our Dependence on the Evolving Telecommunications Industry and the Capital
Markets

    Our success depends on the success and sustainability of the market for advanced telecommunications products and services. The global telecommunications market is evolving rapidly and it is difficult to predict its potential size or future growth rate. We cannot assure investors that the global deregulation and privatization of the worldwide telecommunication market that has resulted in increased competition and escalating demand for new technologies and services will continue in a manner favorable to us or our business strategies.

    Since our customers are concentrated in the competitive telecommunications industry in the U.S., our future success is dependent upon increased utilization of OSS interconnection and related applications by telecommunications providers, the financial health and buying patterns of CSPs, which in late 2000 was significantly impaired, and the continued demand for integration, support, maintenance and custom application services. We cannot guarantee that current or future products or services will achieve acceptance among telecommunications carriers, network equipment vendors and other potential customers or that these customers will not adopt alternative architectures or technologies that are incompatible with our technologies.

    In addition, it is predicted that the telecommunications industry will experience significant consolidation in the near future. This may cause there to be fewer potential customers for our products and services, increasing the level of competition in the industry. Also, due to the predicted continued cash shortage for the small to medium telecommunications providers, larger or consolidated telecommunications providers may have stronger purchasing power, which could put pressure on prices and result in lower operating margins.

Our Inability to Keep Pace with Rapid Technological Change

    Over the last decade, and especially in the last year, the market for telecommunications products and related services has been characterized by rapid technological developments, evolving industry standards, changes in end-user requirements and frequent new product and service introductions. Continued changes such as these may render our existing product and service offerings obsolete. As a result, our position in this market could be negatively impacted due to unforeseen changes in product features and functions of competing products. Our future results of operations will depend in part on our ability to respond to these changes by enhancing existing products and services and by developing and introducing, on a timely and cost-effective basis, new products, features and related services to meet or exceed technological advances introduced by competitors. However, we cannot guarantee success in identifying, developing and marketing new products, product enhancements and related services necessary to keep pace with technological change, which could lead to declines in sales and operating margins.

Management of Our Corporate Consolidation and Potential Growth

    Our recent downsizing has placed, and is expected to continue to place, a significant strain on DSET's managerial, operational and technical resources. Our ability to manage this consolidation or, when able to, grow effectively will require continued streamlining, development and improvement of operational, financial and other internal systems, as well as business development and strategic alliance capabilities. Additionally, we must continue to attract, hire, train, retain, motivate and manage our employees. We must allocate sufficient engineering resources to improve the quality and depth of our current offerings and develop new products. The failure to manage the reduced employee base, improve operating systems or integrate resources when needed on a cost-effective and timely basis could have a material adverse effect on our business.

Intense Competition in Our Target Market

    DSET competes in rapidly changing markets that are intensely competitive and involve changing technologies, evolving industry standards, frequent new product introductions and rapid changes in customer requirements. We compete in the OSS interconnection market with other interconnection software providers, order management system providers, system integrators, and in-house development staffs of telecommunications providers and potentially network equipment vendors via partnerships with our direct product competitors or through development by them of competing products. Competitors in the application development tools market include other software tool providers. Many of our current and potential competitors have longer operating histories, greater name recognition, larger or captive customer bases and significantly greater financial, technical, sales, customer support, marketing and other resources.

We believe the principal competitive factors affecting the market for our products are:

    o Breadth and depth of solutions offered;

    o Product quality and performance;

    o Strength of core technology and product features such as adaptability, scalability, ability to integrate with other products, functionality and ease of use;

    o Ability to facilitate the flow-through of information between trading partners;

    o Ability to install and implement solutions;

    o Customer support and service;

    o Relationships with business partners and alliances;

    o Continued building of a base of satisfied and referable customers; and

    o Product price.

We Rely Heavily on Sales to a Limited Number of Customers for a Significant Portion of Revenue

    DSET currently derives, and expects to derive, a significant portion of its revenues through large financial commitments by a limited number of customers. For the year ended December 31, 2000, our ten largest customers accounted for approximately 33.1% of total revenues. The amount of revenue derived from a specific customer for any one product varies from period to period, and a major customer in one period may not produce significant additional revenue in a subsequent period. Other than certain agreements that provide for on-going maintenance revenues or minimum royalties for run-time licenses, none of our customers have entered into agreements requiring on-going minimum purchases. In addition, application development services agreements generally can be terminated with limited advance notice and without significant penalty. To the extent that we are not able to capture new major customers or to maintain relations with existing major customers, our revenues may be subject to substantial period-to-period fluctuations and could decline significantly.

Limited Protection of Proprietary Rights and Enforcement of Licensing Rights

    Our success and ability to compete effectively is dependent, in part, upon our proprietary rights. We rely primarily on a combination of copyright, trademark, patent and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect these proprietary rights. Our practice is to enter into non-competition, non-disclosure and invention assignment agreements with our employees and consultants, and into non-disclosure agreements with customers, partners and distributors. We cannot assure investors that these measures will be adequate to protect our proprietary rights.

    We may also be subject to further risks as we enter into transactions in countries where intellectual property laws are not well developed or are difficult to enforce. Legal protections of proprietary rights may be ineffective in other countries. Litigation may be necessary to defend and enforce those proprietary rights, which could result in substantial costs and diversion of management resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the final outcome of such litigation. Despite efforts to safeguard and maintain proprietary rights both in the United States and abroad, there is no guarantee that we will be successful in doing so. Furthermore, we cannot assure investors that the steps taken by us will be adequate to deter misappropriation or independent third-party development of our technology or to prevent an unauthorized third party from copying or otherwise obtaining and using our products or technology.

Any of these events could have a material adverse effect on our business, financial condition and results of operations.

    DSET, or our employees, may become subject to claims of infringement or misappropriation of the intellectual property rights of others. In addition, in our licenses and software development and distribution agreements, we agree to indemnify customers and distributors for any expenses and liabilities resulting from claimed infringements of patents, trademarks, copyrights or other proprietary rights of third parties. The amount of indemnity obligations may be greater than the revenue that may have been received under these agreements. We cannot assure investors that third parties will not assert infringement or misappropriation claims against us, our customers, partners or distributors in the future with respect to our employees or current or future products or services. Any claims or litigation, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing arrangements. Royalty or licensing arrangements, if necessary, may not be available on terms acceptable to us, if at all, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Our Products May Have Defects

    Applications developed, licensed and sold by DSET may contain errors or failures. We cannot guarantee that errors or failures will not be found in our products or applications or, if discovered, that we will be able to successfully correct any errors or failures in a timely manner or at all. The occurrence of errors or failures in our products and applications could result in loss of or delay in market acceptance, increased service and warranty costs or payment of compensatory or other damages. In addition, errors or failures may result in delays in recognition of revenue and diversion of engineering resources during the period in which we are required to correct any defects. In 2000, we obtained errors and omissions insurance to cover liability associated with our software development and license agreements. There is no assurance that we will be able to maintain this coverage in the future. Although agreements with customers typically contain provisions intended to limit exposure to potential claims as well as any liabilities arising from such claims, our contracts with customers may not effectively protect us against the liabilities and expenses associated with software errors or failures. Accordingly, errors or failures in our products, solutions or applications could have a material adverse effect upon our business, financial condition and results of operations.

We Rely on Third-Party Software that May be Difficult to Replace

    Some of the software we license from third parties and utilize in conjunction with our products may be difficult to replace. This software may not continue to be available on commercially reasonable terms, if at all. The loss or inability to maintain any of these technology licenses could result in delays in the sale of our products and services until equivalent technology, if available, is identified, licensed, and integrated, which could harm our business.

Potential Reduction of Revenue From Licensing and Maintenance of Our Tools Products

    Effective January 1, 2001, we transitioned primary responsibility for licensing, support and development services of our TMN based tools products to a distributor for which we receive a percentage of their revenue. We cannot guarantee any revenue from this arrangement and historical projections may be inaccurate in producing forecasts for these products.

    A portion of the revenue from this arrangement is generated from direct licensing, run-time royalty and development or project fees. Run-time royalties generally become due upon the deployment by equipment vendors to telecommunications carriers of network devices, which have embedded applications built with our software. Many customers are contractually required to periodically report the sales of these network devices to our distributor or us. Although we both generally have the right to periodic audits in these contracts which provide for run-time royalties, we cannot assure investors that customers will accurately report their sales or that we will be able to effectively monitor and enforce our contractual rights with respect to run-time royalty fees.

Competitive Market for Our Technical Personnel

    Our future success depends to a significant extent on our ability to attract, hire, train, retain and motivate qualified technical and sales personnel, with appropriate levels of managerial and technical capabilities. Our complex technology generally requires a significant level of expertise to effectively develop and market our products and services and to perform custom application development and installation services. We believe that there is a worldwide shortage of, and significant competition for, professionals with the advanced skills required. We have at times experienced, and continue to experience, difficulty in recruiting and at times retaining, qualified personnel. Both are intensely competitive and time-consuming processes. We compete for personnel with software companies, system integrators and telecommunications companies, many of which have greater resources. Market conditions also may affect our ability to attract and retain qualified personnel. This makes it difficult for us to hire the quality and number of technical and sales personnel required to meet current and expected future demand. In addition, it makes it more expensive to hire those personnel in general. Due to this competition and market conditions we have experienced, and expect to continue to experience, turnover in technical and sales personnel is high. There is no guarantee that we will be successful in attracting and retaining the technical or sales personnel required to conduct and successfully expand operations. Our business, financial condition and results of operations could be materially adversely affected if we are unable to attract, hire, train, retain and motivate qualified technical and sales personnel.

Dependence on Our Key Personnel

    Our success to date, and our future success, depends largely on the continued service of senior management, key product and application engineers, and sales and technical sales support personnel as well as our ability to identify, hire and retain additional senior personnel. We face intense competition for qualified personnel, and cannot be certain that our efforts will successfully attract and retain additional qualified key personnel in the future. The loss of the services of one or more of these key individuals or the failure to attract and retain additional qualified personnel could substantially damage our business. In addition, if we were to lose any key personnel, there cannot be any assurance that we would be able to prevent the unauthorized disclosure or use of our proprietary technical knowledge, practices or procedures.

We Depend Primarily on Direct Sales

    Although we continue to foster and expand our strategic alliances programs, we sell our products primarily through our direct sales force. We believe that there is significant competition for sales personnel with the advanced skills and technical knowledge we desire. Our inability to hire competent sales and sales support personnel, or our failure to retain them, would harm our business. Additionally, by relying primarily on a direct sales model, we may miss opportunities available through other channels. We plan to expand our sales efforts to include additional resellers and partners and the failure to expand indirect channels may place us at a competitive disadvantage.

    Our entire sales and marketing strategy involves substantial risk. There can be no assurance that we will be successful in implementing our strategy, that it will lead to achievement of our objectives, or that some partners will not attempt to partner with our competitors, or develop or acquire products, or services that compete with our products or services. Any inability to maintain our strategic relationships or to enter into additional strategic relationships may have a material adverse effect on our business. If we are unable to implement our strategy effectively, our business will be materially adversely affected. See 'Risk Factors' below.

Length and Variability of DSET Product Sales Cycle

    Our products are often used by our customers to deploy mission-critical solutions for their businesses. Additionally, the cost of our products and suites of products can be significant to a customer's overall financial position. As such, customers generally consider a wide range of issues before committing to purchase products, including product benefits, ability to operate with existing or planned computer systems, scalability, reliability and competitive price. Many customers are still in the early stages of developing their businesses and need to be educated about the use and benefits of our products and services. Additionally, the purchase of our products generally involves a significant commitment of capital and other resources by the customer. This can mean additional technical reviews, assessment of competitive products and approval at several levels within the customer's management and executive structure.

    The period of time between initial customer contact and execution of a license agreement or contract for services with telecommunications service providers typically ranges from three to nine months. The variability of these sales cycles could have a material adverse effect on our business, financial condition and results of operations.

Dependence on Software License Revenues Makes Our Operating Results Difficult to Predict

    License revenues in any quarter are difficult to forecast because they depend on relatively few orders booked and shipped in that quarter. Moreover, we have historically recognized a substantial percentage of revenues in the last month of the quarter, frequently in the last week or even the last days of the quarter, and we expect this trend to continue for as long as our licensed software products represent a substantial part of our overall business. Since our expenses are relatively fixed in the near term, any shortfall from anticipated revenues or any delay in the recognition of revenues could result in significant variations in operating results from quarter to quarter. We find it difficult to forecast quarterly license revenues because our sales cycle, from initial evaluation to delivery of software, is lengthy and varies substantially from customer to customer. If revenues fall below our expectations in a particular quarter, our business could be harmed. In the last two quarters of fiscal 2000, our revenues did, in fact, fall below our own and consensus securities analysts' estimates for those quarters and, as a result, the price of our stock declined significantly during those periods. If our revenues fall below our own estimates or below the consensus securities analysts' estimate in an upcoming quarter, our stock price could decline further, harming our business significantly in terms of, among other things, diminished employee morale and public image.

We Depend on Service Revenues to Increase Our Overall Revenues; Services May Not Achieve Profitability

    Since the introduction of our gateway products in 1998, most of our customers have installed and are operating our products. Many of these have entered into service agreements, which make up a portion of our revenue. Service revenues represented 30.2%, 46.0% and 44.2% of total revenues for fiscal 2000, 1999, and 1998, respectively. We anticipate that service revenues will grow as a percentage of sales and continue to represent a significant percentage of total revenues. The level of service revenues depends largely upon our implementation services and ongoing renewals of customer support contracts by our growing installed customer base. Our implementation revenues could decline if third-party organizations such as systems integrators compete for the installation or servicing of our products. In addition, our customer support contracts might not be renewed in the future. Our ability to increase service revenues will depend in large part on our ability to increase the scale of our services organization, including our ability to recruit and train a sufficient number of qualified services personnel. Due to the increasing costs of operating a professional services organization, and our most recent consolidation in this area, we may not be able to sustain profitability in this part of our business in the near future, or ever.

Our Stock Price has been Volatile

    We completed our initial public offering in March 1998. Since then, the market price of our common stock has been highly volatile and subject to wide fluctuations. We expect our stock price to continue to fluctuate:

    o In response to quarterly fluctuations in our operating results;

    o In reaction to announcements of technological innovations, new products, or significant agreements by us or our competitors;

    o In reaction to changes in prices of our products or the products of our competitors;

    o Because of market conditions in our industry;

    o In reaction to changes in financial estimates by securities analysts, and our ability to meet or exceed the expectations of analysts or investors; and

    o As a result of the active trading of our stock by online day traders.

We are at Risk of Securities Class Action Litigation Due to Our Stock Price Volatility

    In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation, either due to stock price declines associated with our failure to meet consensus securities analysts' estimates for revenues or earnings for prior fiscal periods or due to future volatility in our stock price. This litigation could result in substantial costs and divert management's attention and resources. We are not aware of any litigation due to stock price volatility at this time.

Potential Need for Additional Financing to Fund Our Operations

    Our need for additional financing will depend upon a number of factors such as the commercial success of our existing products and services, timing and success of new products and services (if any), the progress of our research and development efforts, our results of operations, status of competitive products and services, the timing and success of strategic partnerships, and the viability and purchasing power of, and available funding to, our targeted client base. In 2000 we experienced uneven cash flow and may continue to experience sporadic cash flows in the future.

Risks Associated with Our International Operations

    Although recent international revenues have been minimal, we have previously done substantial business in other countries. As soon as the market and our plans permit, we intend to expand our existing international operations and sales efforts to maintain growth outside the United States. International expansion may be more difficult or take longer than we may anticipate due to language barriers, currency exchange risks and the fact that the telecommunications infrastructure in foreign countries may be less advanced than it is in the U.S. or Canada. Any international expansion will demand significant management attention and financial resources and will require the addition of experienced management, sales, technical and support personnel. Furthermore, international transactions are subject to a variety of additional risks, including longer payment cycles, accounts receivable collection problems, unexpected regulatory requirements, trade barriers, tariffs and duties, fluctuation of currency exchange rates, inadequate protection of intellectual property rights and potentially adverse tax consequences. Once we launch into this global arena, if we are unable to expand successfully internationally it may have a material adverse effect on our business, financial condition and results of operations.

    Our international sales and contracts have historically been United States dollar-denominated. As a result, an increase in the value of the United States dollar relative to foreign currencies could make our products and services less competitive in international markets. Volatility and devaluation trends in certain markets have resulted in delays, cancellations and increased pricing pressures on our product sales and application development activities in such markets. Such risks may adversely affect our business, financial condition and results of operations.

Risks Associated with a Year 2000 Problem

    Although a year has passed since the Year 2000 issues were so prevalent and we continue to have no reported disruption of service or customer claims, we still face risks to the extent that suppliers of products, services, and systems purchased by us or the suppliers of others with whom we transact business cannot timely provide products, components, services, or systems that meet Year 2000 requirements. We believe it is impossible to determine with complete certainty that all Year 2000 problems affecting us have been identified or corrected.

    Additionally, we cannot guarantee that our products and solutions will not be used by other companies, or their customers, to build applications which might not be Year 2000 compliant, or that products or applications built with the our products will not be integrated by DSET or our customers or interact with non-compliant software or other products which may expose us to claims from its customers for Year 2000 related liabilities.

    Other than time spent by DSET personnel, the costs associated with Year 2000 issues have not been significant to date. We believe that costs associated with any continued analysis of compliance of new releases of products and evaluation of potential Year 2000 problems will be insignificant in 2001.

Government Regulation and Legal Uncertainties

    While our operations are not directly regulated, existing and potential customers are subject to a variety of U.S. and foreign governmental regulations. These regulations and future changes to them may negatively impact the telecommunications industry, limit the number of potential customers for our products and services or otherwise have a material adverse effect on our business, financial condition and results of operations. Recently enacted legislation, including the Telecom Act, deregulating the telecommunications industry has caused and may continue to cause changes in the telecommunications industry, including the entrance of new competitors and possible industry consolidation. These events could reduce our potential customer base, increase pricing pressures, decrease demand for our products, increase the cost of doing business or otherwise have a material adverse effect on our business, financial condition and results of operations. Currently the Federal Communications Commission ('FCC') and state authorities are implementing the provisions of the Telecom Act and several of the decisions by the FCC and state authorities are being challenged in court. In addition, Congress is exploring potential additional changes. We cannot predict the extent to which such legislation and related litigation will affect our current and potential customers or ultimately affect our business, results of operations and financial condition.

Risks Relating to Potential Acquisitions of or by Us

    As part of our growth strategy, we intend to continue to pursue acquisitions of businesses or technologies to broaden our product and service offerings, add technical or sales personnel, increase our presence in existing markets, expand into new geographic markets, establish strategic relationships and obtain desirable customer relationships. If we buy another company or selected assets or technologies, we could have difficulty assimilating acquired personnel, operations, customers or vendors. In addition, one or more of such personnel, customers or vendors may decide not to work for or continue to do business with DSET. These difficulties could disrupt the ongoing business of DSET, distract management and employees and increase expenses. Although we conduct due diligence reviews with respect to all acquisition candidates, all material liabilities or risks related to potential acquisitions may not be successfully identified. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions, the issuance of which could be dilutive to existing shareholders. In addition, certain key DSET personnel have executed Change of Control Agreements detailing circumstances governing their removal and severance rights in any acquisition or change in the management structure of DSET.

Anti-Takeover Effect of Certain Charter and By-Law and Other Provisions and New Jersey Law

    Anti-takeover provisions of New Jersey law, our Certificate of Incorporation and By-Laws could make it more difficult for a third party to acquire control of us, even if such change would be beneficial to our shareholders. Our Certificate of Incorporation provides that the board of directors may issue preferred stock with superior rights and preferences without common shareholder approval. The issuance of preferred stock could have the effect of delaying, deterring or preventing a change in control.

ITEM 2. PROPERTIES.

    Our principal sales, marketing, executive and administrative offices are currently located in Bridgewater, New Jersey where we presently occupy approximately 46,679 square feet. The annual base rent for this facility is approximately $770,000 per year plus operating costs for the first three years. This lease commenced in May 1999 and will expire in August 2009.

    We also lease 25,859 square feet of office space for additional research and development, professional services and sales offices in Plano, Texas. The annual rent for this facility is approximately $535,718 per year, subject to normal escalation clauses, for the remaining five years. This lease commenced in August 1999 and will expire in August 2005.

    In California, DSET leases two facilities for sales, research and development in Freemont, California and San Ramon, California occupying 3,275, and 2,217 square feet, respectively. These leases will be terminated in December 2002, but we have sublet all of the Fremont property. The San Ramon office space was returned to the landlord.

    With the addition of our DSET Canada Subsidiary, we added 9,430 square feet of office space for our Canadian based research and development, professional services and sales offices in Toronto Canada. The annual base rent is approximately CN$226,000 plus certain additional proportionate operating costs. This lease commenced in October 2000 and is set to expire in December 2004 but we anticipate subletting this space.

Consolidation and Closing of Offices

    In November 2000, we began to consolidate personnel, streamlining functions and operations into our Plano, Texas and Toronto, Canada facilities. Our Plano, Texas facility will house our primary product development, support and maintenance operations. Our Bridgewater, New Jersey facility will remain our corporate headquarters while also retaining some research and development duties. In March 2001 we decided to commence with winding down our Toronto, Canada offices and transferred additional product development, support and maintenance operations to the Plano, Texas location. All personnel retained were transferred to either the Plano, Texas or Bridgewater, New Jersey facilities.

    We believe our transition process will be completed in 2001.

ITEM 3. LEGAL PROCEEDINGS.

    We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    DSET's Common Stock trades on the Nasdaq National Market ('NNM') under the symbol 'DSET'.

    The following table sets forth the high and low sales price information for the Common Stock for each of the quarters in the period beginning January 1, 1999 as reported on the NNM.

                       QUARTER ENDED                           HIGH       LOW
                       -------------                           ----       ---
March 31, 1999..............................................  $18.875   $ 9.563
June 30, 1999...............................................  $15.000   $ 9.625
September 30, 1999..........................................  $15.125   $ 8.875
December 31, 1999...........................................  $40.500   $12.938

March 31, 2000..............................................  $48.625   $16.016
June 30, 2000...............................................  $31.188   $13.250
September 30, 2000..........................................  $33.125   $19.000
December 31, 2000...........................................  $20.438   $ 1.625

    As of March 1, 2001, the approximate number of holders of record of the Common Stock was 81 and the approximate number of beneficial holders of the Common Stock was 4,200.

    The Company has never declared or paid any cash dividends on its capital stock. The Company intends to retain any earnings to fund future growth and the operation of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

    On March 12, 1998, the Securities and Exchange Commission ('SEC') declared effective the Company's Registration Statement on Form S-1 (Registration Statement No. 333-43827) as filed with the Commission in connection with the Company's initial public offering of Common Stock, which was managed by BT Alex Brown Incorporated, BancAmerica Robertson Stephens and SoundView Financial Group, Inc. Pursuant to such Registration Statement, the Company registered and sold an aggregate of 2,500,000 shares of its Common Stock, for a gross aggregate offering price of $40.0 million. The Company incurred underwriting discounts and commissions of approximately $2.8 million. In connection with such offering, the Company incurred total expenses of approximately $1.1 million. As of December 31, 2000, $35.1 million of the $36.1 million in net proceeds received by the Company from the offering were invested in short-term securities of grade A2 or better with maturities of two years or less. The remaining $1.0 million was used to fund operations.

    On January 25, 1999, DSET Acquisition Corp., a wholly owned subsidiary of the Company, consummated the acquisition of certain assets of Network Programs LLC, a Delaware limited liability company ('NPL'). The purchase price consisted of $2,500,000 payable in cash to NPL. NPL provided specialized software to CLECs.

    On September 30, 1999, the Company completed the purchase of Konark Inc. ('Konark') and related technologies for approximately $3.3 million financed through cash at closing and certain deferred payments.

    In June 2000 and July 2000, the Company purchased an exclusive worldwide license for various products from Daleen Technologies, Inc. for $2.5 million payable in cash. A royalty will also be due based on future sales. Subsequently, in March 2001, due to changing and unpredictable conditions in the marketplace and in an effort to conserve cash the Company decided to abandon this product line and will record an impairment charge of approximately $2.2 million for the carrying value of this license in 2001.

ITEM 6. SELECTED FINANCIAL DATA.

    The selected financial data set forth below with respect to the Company's statement of income (loss) data for each of the years in the three-year period ended December 31, 2000, and with respect to the balance sheet data at December 31, 2000 and 1999 are derived from and are qualified by reference to the audited consolidated financial statements and the related notes thereto of the Company found at 'Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.' The statement of income data for the years ended December 31, 1996 and December 31, 1997 and the balance sheet data as of December 31, 1996, 1997, and 1998 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected financial data set forth below should be read in conjunction with and is qualified in its entirety by the Company's audited consolidated financial statements and related notes thereto found at 'Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K' and 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations' which are included elsewhere in this Annual Report on Form 10-K.

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                ------------------------------------------------
                                                 1996      1997      1998      1999       2000
                                                 ----      ----      ----      ----       ----
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME (LOSS) DATA:
    Revenues:
      License revenues........................  $ 7,005   $10,850   $16,338   $24,084   $ 32,851
      Service revenues........................    6,111     8,515    12,952    20,545     14,191
                                                -------   -------   -------   -------   --------
        Total revenues........................   13,116    19,365    29,290    44,629     47,042
                                                -------   -------   -------   -------   --------
    Cost of revenues:
      License revenues........................      133     1,274     1,775     1,823      3,991
      Service revenues........................    2,149     3,405     3,692     7,063     11,131
                                                -------   -------   -------   -------   --------
        Total cost of revenues................    2,282     4,679     5,467     8,886     15,122
                                                -------   -------   -------   -------   --------
    Gross profit..............................   10,834    14,686    23,823    35,743     31,920
                                                -------   -------   -------   -------   --------
    Operating expenses:
      Sales and marketing.....................    4,243     4,872     9,143    11,972     12,130
      Research and product development........    1,328     3,299     6,237    11,046     18,467
      General and administrative..............    2,381     2,881     2,708     4,121      6,925
      Bad debts and other charges.............       12       114        50       665     13,378
      Amortization of goodwill and other
        intangibles...........................       --        22        38       200        419
      Restructuring and other charges.........       --        --        --        --      2,248
                                                -------   -------   -------   -------   --------
        Total operating expenses..............    7,964    11,188    18,176    28,004     53,567
                                                -------   -------   -------   -------   --------
    Operating income (loss)...................    2,870     3,498     5,647     7,739    (21,647)
                                                -------   -------   -------   -------   --------
Net income (loss).............................  $ 2,013   $ 2,469   $ 4,794   $ 6,517   $(18,812)
                                                -------   -------   -------   -------   --------
                                                -------   -------   -------   -------   --------
Net income (loss) per common share............  $  0.37   $  0.45   $  0.53   $  0.63   $  (1.65)
Weighted average number of common shares
  outstanding.................................    3,309     3,567     9,012    10,425     11,388
Net income (loss) per common share assuming
  dilution....................................  $  0.27   $  0.30   $  0.43   $  0.59   $  (1.65)
Weighted average number of common shares and
  common equivalent shares outstanding........    7,393     8,346    11,043    11,067     11,388

                                                 1996      1997      1998      1999       2000
                                                 ----      ----      ----      ----       ----
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
    Cash, cash equivalents and marketable
      securities..............................  $ 1,778   $ 3,206   $45,023   $40,158   $ 35,075
    Working capital...........................    4,284     6,276    49,037    53,878     35,293
    Total assets..............................    7,445    13,315    56,854    73,495     61,183
    Long-term debt, including capital
      leases..................................       --       332       112     1,872        833
    Series A preferred stock..................   10,744    11,604        --        --         --
    Retained earnings (deficit)...............    3,328     4,937     9,731    16,248     (2,565)
    Total shareholders' equity (deficit)......  $(5,410)  $(3,401)  $51,189   $61,523   $ 47,717

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion and analysis should be read in conjunction with 'Selected Consolidated Financial Data' and the Company's consolidated financial statements and notes thereto included elsewhere in the report on Form 10-K.

FORWARD-LOOKING STATEMENTS

    Statements contained or incorporated by reference in this Form 10-K that are not based on historical fact are 'forward-looking statements' within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology such as 'may,' 'will,' 'should,' 'expect,' 'estimate,' 'anticipate,' 'continue,' or similar terms, variations of such terms or the negative of those terms. Factors that might cause such a difference include, but are not limited to, those discussed in 'Risk Factors' as well as those discussed elsewhere in this Form 10-K. As a result of such risks and others expressed from time to time in the Company's filings with the Securities and Exchange Commission (the 'Commission'), the Company's actual results may differ materially from the results discussed in or implied by the forward-looking statements contained herein.

OVERVIEW

General

    DSET is a leading provider of software solutions and services principally for the North American telecommunications marketplace. The DSET suite of electronic-bonding gateways interconnects the OSSs of CSPs, with the OSSs of ILECs and other trading partners that must trade information and share network capabilities to serve customers. The US Federal Telecommunications Act of 1996 encourages competition among providers of local phone services by requiring ILECs to allow new CSPs to access the ILEC's OSSs and lease portions of their networks. Hundreds of CSPs are vying to win customers from the ILECs by offering better pricing and service. With DSET solutions, CSPs can build trading partner networks that assist 'provisioning' or 'service-fulfillment' of phone service for new customers in days rather than weeks. In addition, DSET solutions help CSPs maintain a higher level of quality of service for their existing customers.

    Historically, the Company focused on the creation of applications that could be distributed among many processors in order to solve highly complex problems in the network management arena. These applications are predominantly sold to network equipment vendors, both domestically and internationally. Until 1999, substantially all the Company's revenues had been derived from application development tools and applications or services based on Telecommunications Management Network ('TMN') standards. At the end of 2000, the Company decided to exit its product lines in application development tools and local service management systems due to the expenses and the shrinking revenue base associated with them.

    During fiscal 2000, the Company recorded a pre-tax restructuring charge of $601,600 for a headcount reduction of 71 employees and other costs associated with the consolidation of our development centers into two rather than three facilities. These restructuring actions occurred in the Company's fourth fiscal quarter and were taken to align the Company's cost structure with the prevailing market conditions.

    In March 2001, the Company deemed it necessary to have an additional workforce reduction in the United States and to close its Canadian subsidiary due to the changing and unpredictable conditions in the marketplace, the discontinuance of certain product lines and in an effort to conserve cash. The Company will record an impairment charge of approximately $2.2 million for the carrying value of certain licenses related to the Canadian market. Headcount is being reduced by 47 employees in the United States and Canada. Charges relating to severance, other employee related costs and facility closure are expected to total between $1.0 million to $1.5 million. The Company may be required to reduce its expenses in the future which may result in additional charges.

    The Company's return to profitability will depend on the market for OSS interconnection products and services. The CSPs have experienced a decrease in funding due to concerns over their business models. This decrease in funding has forced CSPs to stop spending on many capital projects, including DSET gateways. Many of the Company's targeted customers have already purchased billing and order management systems but have decided to delay their purchases of gateways until the funding climate improves and the order flow from their customers increases. These purchasing delays not only occurred at large well-funded CSPs, but also at start-up CSPs. This funding crisis also affected the Company's collection efforts since many customers experienced financial difficulties and were unable to pay the Company. While the Company believes that it has adequately reserved for potential doubtful accounts, no assurance can be made that no additional customers will be unable to pay or go bankrupt.

    For the years ended December 31, 2000 and 1999, the Company derived approximately 69.8% and 54.0%, respectively, of its total revenues from license revenues and approximately 30.2% and 46.0%, respectively, of its total revenues from service revenues. For the year 2000, revenues generated from CSPs were approximately $32.1 million as compared to $19.7 million in 1999. In 2000, revenues generated from network equipment vendors for LNP solutions and related services were approximately $3.4 million and the legacy network application development tools and related services business generated $11.5 million in revenue. In 1999, revenues generated from LNP network equipment vendors and the network legacy business was $24.9 million.

    DSET's license revenues from CSPs are derived from the sale of electronic bonding gateways to CPSs under contracts that provide for license fees. Prices for licenses of CSPs' products range from $115,000 to $500,000. The total price of a license sale to a customer depends on the number of licensed products and the number of trading partners. License revenues are derived from the sale of LNP solutions and application development tools to customers under contracts that generally provide for license fees and run-time royalty fees. Prices for development licenses of the Company's LNP solutions and application development tool suites can range from approximately $150,000 to $400,000, depending on the number of licensed components and development users. The Company's license agreements for application development tools also typically provide for run-time royalty fees that are earned at the time of deployment by equipment vendors to telecommunications carriers of network devices which have embedded applications built with the Company's software. A run-time license permits an equipment vendor to incorporate applications developed with the Company's software tools in such vendor's telecommunications network devices. License revenues from development licenses are recognized at the time the product is shipped to the customer. Run-time royalty fees are recognized as the Company is notified of such deployment. Notification is typically received from customers pursuant to quarterly reports or via purchase orders for individual licenses.

    The Company's historical service revenues are comprised of fees derived from custom application development products and services, maintenance fees, installation and training fees and other revenues generated from customer support services. The Company's application development services are generally individually negotiated and contracted for on a fixed-price basis. Prices for such projects vary depending upon the size and scope of the project and estimated time to completion. Revenues from application development services are generally recognized on a percentage of completion basis calculated as direct labor costs are incurred in relation to estimated total costs at completion for each project. The cumulative impact of revisions in percentage of completion estimates is reflected in the period in which the revisions are made. Maintenance services, for which the Company typically charges between 15% and 30% annually of the list price of the products licensed by the customer, may be purchased at the customer's option. Maintenance fees are recognized as service revenue over the term of the maintenance period, which is typically twelve months.

    The Company had no customer accounting for more than 10% of sales for the years ended December 31, 2000 or December 31, 1999. Sales to DSC Communications (now known as Alcatel) accounted for approximately 17% of total revenues in the year ended December 31, 1998. The Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers which typically occur near the end of each quarter. As a result of this customer concentration, the timing of the Company's sales cycle and the uncertainty in our customers' ability to secure financing, the Company's revenues from quarter to quarter, financial condition and results of operations may be subject to substantial period-to-period fluctuations.

    The Company's costs of license revenues consist primarily of royalties paid to third-party software companies and amortization of acquired technology. The Company generally is not contractually obligated to make minimum royalty payments. Costs of service revenues include primarily payroll, related benefit costs, personnel, outside system integration and other operating expenses. Sales and marketing expenses consist of salaries, commissions and bonuses paid to sales and marketing personnel, as well as travel and promotional expenses. Research and product development expenses encompass primarily software engineering personnel costs, costs of third-party equipment, costs associated with customer satisfaction and quality and software utilized for development purposes. Research and product development expenses are generally charged to operations as such costs are incurred. The Company's research and development projects are evaluated for technological feasibility in order to determine whether they meet capitalization requirements. General and administrative expenses are comprised of personnel costs and occupancy costs for administrative, executive and finance personnel. Bad debt and other charges primarily consists of reserves for bad debts and other receivables. Restructuring and other charges primarily consists of asset impairments, severances and other personnel related costs in connection with exiting certain activities.

    During the year ended December 31, 1997, deferred stock compensation of $876,000 was recorded for options granted during the year. This amount has been amortized to compensation expense over the vesting period of the options (two to four years). At December 31, 2000, the remaining unamortized deferred stock compensation balance was $59,000. See Note 8 to the Consolidated Financial Statements.

    The Company primarily markets and sells its products and services through a direct sales force in North America.

    The Company derives a portion of its revenues from international sales that constituted approximately 6%, 7% and 15% of the Company's total revenues in 2000, 1999 and 1998, respectively. The Company's international sales currently are United States dollar-denominated. As a result, an increase in the value of the United States dollar relative to foreign currencies could make the Company's products and services less competitive in international markets.

    On January 25, 1999, DSET Acquisition Corp., a wholly owned subsidiary of the Company, consummated the acquisition of certain assets of NPL. The purchase price consisted of $2.5 million payable in cash to NPL. NPL provided specialized software to CSPs.

    On September 30, 1999, the Company completed the purchase of the capital stock of Konark and related technologies for approximately $3.3 million financed through cash at closing and certain deferred payments. Konark provided two post-ordering electronic-bonding gateway products.

    In June 2000 and July 2000, the Company purchased exclusive worldwide licenses for various products from Daleen Technologies, Inc. for $2.5 million payable in cash. A royalty will also be due based on future sales. Subsequently, in March 2001, due to changing and unpredictable conditions in the marketplace and in an effort to conserve cash, the Company decided to abandon this product line and will record an impairment charge of approximately $2.2 million for the carrying value of this license in the first quarter of 2001.

RESULTS OF OPERATIONS

For the Years Ended December 31, 2000 and December 31, 1999

    Revenues. Total revenues increased 5.4% to $47.0 million in 2000 from $44.6 million in 1999. License revenues increased by 36.4% to $32.9 million in 2000 from $24.1 million in 1999. This increase was primarily attributable to an increase in the sales of carrier products. Service revenues decreased 30.9% to $14.2 million in 2000 from $20.5 million in 1999. This decrease was attributable primarily to the delay in installation of our products, lower percentage of completion revenue and a reduction in the number of service orders from certain installed customers due to financing issues at these customers. Revenues recorded using the percentage of completion method of contract accounting amounted to $6.3 million or 13.4% of total revenue in 2000 versus $14.3 million, or 32.1% of total revenue, in 1999. In

1999 there were two major gateways in development accounted for under the percentage of completion method of accounting. Additionally, in 2000 there were less custom application projects associated with the legacy business as compared to 1999.

    Gross Profit. The Company's gross profit decreased 10.7% to $31.9 million in 2000 from $35.7 million in 1999. Gross profit percentage decreased to 67.8% of total revenues in 2000 from 80.1% in 1999. Gross profit percentage for license revenues decreased to 87.8% in 2000 from 92.4% in 1999 due to amortization of acquired technology and increased royalty expenses. Gross profit percentage for service revenues decreased to 21.6% in 2000 from 65.6% in 1999. This decrease was primarily attributable to an increase in personnel and related costs, the increased use of system integrators to complete installation services and lower sales volume.

    Sales and Marketing Expenses. Sales and marketing expenses increased 1.3% to $12.1 million in 2000 from $12.0 million in 1999 but decreased to 25.8% from 26.8% of total revenues. The increase in sales and marketing expenses was primarily attributable to increased marketing personnel costs (employees and outside consultants), offset by a decrease in commission expenses.

    Research and Product Development Expenses. Research and product development expenses increased 67.2% to $18.5 million in 2000 from $11.0 million in 1999, and increased from 24.8% to 39.3% of total revenues, respectively. The increase in research and product development expenses was attributable to increased personnel (employees and outside consultants) and related costs as well as the expansion in a number of new products under development.

    General and Administrative Expenses. General and administrative expenses increased 68.1% to $6.9 million in 2000 from $4.1 million in 1999, and increased from 9.2% to 14.7% of total revenues. The increase in general and administrative expenses was due primarily to recruiting, personnel and related costs, and professional fees.

    Bad Debt Expense and Other Charges. Bad debt expense and other charges increased to approximately $13.4 million in 2000 from $665,000 in 1999. The increase was due to the substantial decrease in the ability of the CSPs to obtain external financing to fund their operations which occurred in the second half of 2000. Three of our customers declared bankruptcy in 2000, resulting in $3.1 million in reserves. Charges of $9.1 million resulted primarily from certain customers with overdue accounts receivable balances that are conserving cash and that are currently unable to secure additional financing. The Company also settled a dispute with a customer related to network products and wrote off certain accounts receivable amounting to $1.2 million inclusive of a reserve of $400,000 for product credits that may be granted to that customer.

    Restructuring and Other Charges. Restructuring and other charges totaled $2.2 million in 2000 as compared to none in 1999. These charges are employee severance and related personnel expenses of $602,000 as the result of consolidation of our three development centers into two centers, a charge of $1.4 million for the write-down of certain intangible assets associated with products no longer being offered for sale or technology that will not be used in our products going forward and a charge of $278,000 for the disposition of our subsidiary in China (Chengdu DSET Science and Technology Co.).

    Amortization of Goodwill. Amortization expense increased to approximately $419,000 in 2000 as compared to $200,000 in 1999. This increase was due primarily to amortization of goodwill from the Konark acquisition which occurred in September 1999.

    Interest Expense and Other Income (Expense). Interest expense and other income and expense was $183,000 in 2000 and $179,000 in 1999.

    Interest Income. Interest income decreased to $2.1 million in 2000 as compared to $2.2 million for 1999. This decrease was due primarily to slightly lower cash balances during the year.

    Provision (Benefit) for Income Taxes. In 2000, due to the net loss, there is a 4.6% effective tax rate benefit while in 1999 there was an effective tax rate of 33.3%. The 2000 rate differs substantially from the statutory rate due to a valuation allowance of $6.9 million against the deferred tax assets. In making this assessment, the Company considered, in particular, the unpredictability of both the customers' funding and purchasing decisions. In 1999, the effective tax rate was lower than the statutory tax rates due to the utilization of research and development tax credits.

For the Years Ended December 31, 1999 and December 31, 1998

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

    Gross Profit. The Company's gross profit increased 50.0% to $35.7 million in 1999 from $23.8 million in 1998. Gross profit percentage decreased to 80.1% of total revenues in 1999 from 81.3% in 1998. Gross profit percentage for license revenues increased to 92.4% in 1999 from 89.1% in 1998 due to a reduction of third-party software and sales of more internally developed products. Gross profit percentage for service revenues decreased to 65.6% in 1999 from 71.5% in 1998. This decrease was primarily attributable to increased use of consultants to complete custom development projects and the amortization of acquired technology.

    Sales and Marketing Expenses. Sales and marketing expenses increased 30.9% to $12.0 million in 1999 from $9.1 million in 1998 but decreased to 26.8% from 31.2% of total revenues. The increase in sales and marketing expenses in absolute dollars was primarily attributable to increased personnel and related costs resulting from the increase in the Company's sales force and commission expense related to higher sales.

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

    General and Administrative Expenses. General and administrative expenses increased 52.2% to $4.1 million in 1999 from $2.7 million in 1998, and remained at 9.2% of total revenues. The increase in general and administrative expenses in absolute dollars was due primarily to relocation costs, recruiting, and additional staffing.

    Bad Debt Expense and Other Charges. Bad debt expense and other charges increased to approximately $665,000 in 1999 from $50,000 in 1998. The increase was due in part to a dispute with a customer, as well as the overall increase in gross accounts receivable from the prior year.

    Amortization of Goodwill and Other Intangibles. Amortization expense increased to approximately $200,000 in 1999 as compared to $38,000 in 1998. This was due primarily to amortization of goodwill from the Konark and NPL acquisitions.

    Interest Expense and Other Income (Expense). Interest expense and other income and expense increased to $179,000 for 1999 from $120,000 for 1998, reflecting higher interest cost incurred with the capital lease agreement and other miscellaneous cost increases.

    Interest Income. Interest income increased to $2.2 million in 1999 as compared to $1.8 million for 1998. This increase was due primarily to interest earned on higher cash and short-term investment balances available as a result of the Company's initial public offering of its Common Stock in March 1998.

    Provision for Income Taxes. The Company's effective tax rate was 33.3% and 34.8% for 1999 and 1998, respectively. In 1999, the effective tax rate was lower than the statutory tax rates due to the utilization of research and development tax credits. The decrease from 1998 to 1999 was due to increased utilization of the research and development tax credits.

Liquidity and Capital Resources

    Since its inception in 1989, the Company has financed its operations primarily through cash generated by operations and cash raised through its March 1998 initial public offering. At December 31,

2000, the Company's cash, cash equivalents and marketable securities aggregated approximately $35.1 million, of which cash and cash equivalents aggregated approximately $7.3 million and marketable securities aggregated approximately $27.8 million. Marketable securities at December 31, 2000 were comprised of fixed income government securities and corporate bonds and commercial paper. The Company's working capital was $35.3 million and $53.9 million at December 31, 2000 and 1999, respectively.

    Accounts receivable on a gross basis decreased to $18.5 million at December 31, 2000 from $20.7 million at December 31, 1999 as a result of decreased billings and a decrease in unbilled receivables in the fourth quarter of 2000. Included in accounts receivable were $16.1 million for trade receivables and $2.9 million for unbilled project revenue at December 31, 2000. At December 31, 1999 accounts receivable included $16.8 million for trade receivables and $4.8 million for unbilled project revenue. Unbilled project revenue is the excess amount of revenue recognized through percentage of completion that has not been billed to the customer. Accounts receivable on a net basis was $6.2 million at December 31, 2000 as compared to $20.1 million at December 31, 1999. The decrease is due to less fourth quarter billing, resulting from less product and service orders and an increase in bad debt reserve in 2000. The increase in bad debt reserve resulted from an increase in the number of overdue balances related to financing issues at certain customers and three customers who declared bankruptcy in 2000.

    The Company bills its foreign customers, which are generally based in China, Korea and Japan, in U.S. dollars at agreed-upon contractual terms. The Company has not experienced any significant negative effects on its liquidity as a result of the volatility that has been experienced in certain Asian markets, although no assurance can be made that the Company will not experience difficulty in collecting accounts receivable from such customers in the future. Accounts receivable on a gross basis at December 31, 2000 includes approximately $628,000 from customers in this region.

    The Company's capital expenditures including software development costs were approximately $2.8 million and $3.0 million for the years ending December 31, 2000 and 1999, respectively. Capital expenditures in 1999 exceeded the year 2000 expenditures due to the relocation of the Company's corporate headquarters in Bridgewater, New Jersey and the relocation of the Plano, Texas operations facility.

    In June 1999, the Company entered into a five year capital lease agreement at an annual interest rate of 8.21% for equipment, furniture and fixtures at its new office facilities. Assets recorded under this lease are included in fixed assets. Annual lease payments approximate $180,000.

    During August 2000, the Company renewed an unsecured revolving credit facility with a bank pursuant to which the Company may borrow up to a maximum of $5.0 million. Borrowings under this line of credit bear interest at the bank's prime rate less 0.25% on aggregate principal amounts outstanding of less than $1.0 million and at the bank's prime rate for aggregate principal amounts exceeding $1.0 million. This credit facility contains, among other provisions, covenants which: (i) mandate the amount of working capital the Company must maintain at the end of each calendar quarter; and (ii) restrict the Company's ability to pay cash dividends. At December 31, 2000 the Company was not in compliance with the covenant relating to the earnings before income taxes, depreciation and amortization. The Company has applied for a waiver of this covenant. No borrowings under this line were outstanding as of December 31, 2000 and 1999. This facility expires on August 5, 2004.

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

    The net proceeds received by the Company upon the consummation of such offering, are invested in short-term, investment-grade, interest-bearing instruments and have been used to finance operations.

    The Company believes that its existing available cash, cash equivalents and marketable securities will be adequate to satisfy its current and planned operations for at least the next 12 months. There can be no assurance, however, that the Company will not require additional financing prior to such time to fund its operations or possible acquisitions and that such funding would be available on terms and conditions that are acceptable to the Company.

Acquisitions

    On January 25, 1999, DSET Acquisition Corp., a wholly owned subsidiary of the Company, acquired certain assets of NPL for $2.5 million. NPL was a New Jersey-based company which specialized in software aimed at reducing the time necessary for a CSP to provide prospective customers with sales proposals that clearly define a CSP's current service offering compared to the incumbent local exchange carrier's current service offering.

    On September 30, 1999, the Company purchased the capital stock of Konark and related technologies owned by an affiliate of Konark for an aggregate of approximately $3.3 million financed through cash paid at closing and certain deferred payments. The purchase provided the Company with all rights to:
(i) two electronic-bonding gateways that the Company previously had been reselling; and (ii) a new Electronic Access Ordering product.

    In June 2000 and July 2000, the Company purchased an exclusive worldwide license for various products from Daleen Technologies, Inc. for $2.5 million payable in cash. A royalty will also be due based on future sales. In March 2001, due to changing and unpredictable conditions in the marketplace and in an effort to conserve cash, the Company decided to abandon this product line and will record an impairment charge of approximately $2.2 million for the carrying value of this license in 2001.

Recently Issued Accounting Standards

    On June 15, 1998, the Financial Accounting Standards Board ('FASB') issued Statement of Financial Accounting Standards No. 133 'Accounting for Derivatives and Hedging Activities' ('SFAS 133'). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. To date the Company has not invested in derivative instruments and has not engaged in hedging activities. Accordingly, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations, cash flows or its financial position. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, 'Accounting for Certain Derivative Instruments and Certain Hedging Activities' ('SFAS 138'). SFAS 138 addresses certain issues related to the implementation of SFAS 133, but did not change the basic accounting model of SFAS 133.

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101 'Revenue Recognition in Financial Statements' ('SAB 101'). SAB 101 summarizes the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and became effective in the fourth quarter of 2000. The adoption of SAB 101 did not have a material impact on the Company's financial statements.

    In April 2000, the FASB issued FASB Interpretation no. 44, ('FIN 44') 'Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25' ('APB 25'). This interpretation, which is effective from July 1, 2000, clarified the definition of employee for the purpose of applying APB 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the consequence of various modifications to the terms of a previously fixed stock option award and the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN 44 did not have a material impact on the Company's financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company believes that it is not subject to a material impact to its financial position or results of operations relating to market risk associated with foreign currency rates or derivative securities.

    The Company believes the market risk exposure with regard to marketable securities held in the investment portfolio is limited to changes in quoted market prices for such securities based upon changes in interest rates. Based upon the composition of the Company's marketable securities at December 31, 2000, the Company does not believe an adverse change in quoted market prices would be material to our results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at 'Item 14, Exhibits, Financial Statement Schedules and Reports on Form 8-K'. Quarterly financial data is found at Note 18 of the Notes to the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

    We refer the reader to the discussion under the headings 'Election of Directors' and 'Executive Officers' in DSET's definitive proxy statement for the 2001 Annual Meeting of Shareholders, which is incorporated herein by reference to such proxy statement.

ITEM 11. EXECUTIVE COMPENSATION.

    We refer the reader to the discussion under the heading 'Executive Compensation' in DSET's definitive proxy statement for the 2001 Annual Meeting of Shareholders, which is incorporated herein by reference to such proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    We refer the reader to the discussion under the heading 'Security Ownership of Certain Beneficial Owners and Management' in DSET's definitive proxy statement for the 2001 Annual Meeting of Shareholders, which is incorporated herein by reference to such proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    We refer the reader to the discussion under the heading 'Certain Relationships and Related Transactions' in the Company's definitive proxy statement for the 2001 Annual Meeting of Shareholders, which is incorporated herein by reference to such proxy statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)  Financial Statements.
        Reference is made to the Index to Consolidated Financial Statements and Schedules on page F-1.
   (2)  Financial Statement Schedule.
        Reference is made to the Index to Consolidated
        Financial Statements and Financial Statement Schedule on page F-1.
   (3)  Exhibits.
        Reference is made to the Index to Exhibits on page 33.
(b)     Reports on Form 8-K.
        No Reports on Form 8-K were filed during the quarter ended
        December 31, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 2nd day of April, 2001.

                                                     DSET CORPORATION

                                          By:     /S/ WILLIAM P. MCHALE, JR.
                                              ..................................
                                                   WILLIAM P. MCHALE, JR.,
                                                PRESIDENT AND CHIEF EXECUTIVE
                                                           OFFICER

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                                    TITLE                         DATE
                ---------                                    -----                         ----
        /S/ WILLIAM P. MCHALE, JR.          President, Chief Executive Officer and
 .........................................    Chairman of the Board of Directors
         (WILLIAM P. MCHALE, JR.)             (Principal Executive Officer)            April 2, 2001

           /S/ BRUCE M. CROWELL             Chief Financial Officer (Principal
 .........................................    Financial and Accounting Officer)
            (BRUCE M. CROWELL)                                                         April 2, 2001

           /S/ ANDREW D. LIPMAN             Director
 .........................................
            (ANDREW D. LIPMAN)                                                         April 2, 2001

            /S/ BRUCE R. EVANS              Director
 .........................................
             (BRUCE R. EVANS)                                                          April 2, 2001

            /S/ C. DANIEL YOST              Director
 .........................................
             (C. DANIEL YOST)                                                          April 2, 2001

          /S/ JACOB J. GOLDBERG             Director
 .........................................
           (JACOB J. GOLDBERG)                                                         April 2, 2001

                                 EXHIBIT INDEX

EXHIBIT NO.                    DESCRIPTION OF EXHIBIT
- -----------                    ----------------------
 3.1(a)     -- Amended and Restated Certificate of Incorporation.
 3.2(a)     -- Amended and Restated Bylaws.
 4.1(a)     -- 1993 Stock Option Plan of the Company, as amended.
 4.2(a)     -- 1998 Stock Plan of the Company.
10.1(a)     -- Corporate Revolving and Term Loan Agreement between
               Manufacturers and Traders Trust Company and the Company
               dated August 5, 1997.
10.2(a)     -- Joint Venture Agreement dated as of May 21, 1997 between
               ATOS, S.A. (formerly Sligos/Marben S.A.) and the
               Company.
10.3(a)(c)  -- Form of Indemnification Agreement executed by each of the
               Company's directors and executive officers.
10.4(a)(c)  -- Employment Agreement dated October 1, 1996 between the
               Company and S. Daniel Shia.
10.5(a)(c)  -- Employment Agreement dated January 1, 1998 between the
               Company and William P. McHale, Jr.
10.6(a)     -- DSET Corporation 401(k) Plan.
10.7(b)     -- Lease Agreement dated December 31, 1998 between
               Advance/GLBI L.L.C. and the Company.
10.8(c)     -- Form of Severance Agreement executed with each of the
               Company's executive officers.
10.9(c)     -- Form of Senior Executive Change in Control Agreement
               executed with each of the Company's executive officers.
21          -- List of Subsidiaries.
23          -- Consent of Independent Accountants.

- ---------

 (a) Incorporated by reference to the Company's Registration Statement on Form S-1 (File Number 333-43827) which became effective on March 12, 1998.

 (b) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.


 (c) A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                       DSET CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................  F-2
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................  F-3
Consolidated Statements of Income (Loss) and Comprehensive
  Income (Loss) for the Years Ended December 31, 2000, 1999
  and 1998..................................................  F-4
Consolidated Statements of Changes in Cumulative Redeemable
  Convertible Preferred Stock and Shareholders' Equity for
  the Years Ended December 31, 2000, 1999 and 1998..........  F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998..........................  F-6
Notes to Consolidated Financial Statements..................  F-7
Schedule II -- Valuation and Qualifying Account.............  S-1

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of DSET Corporation

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income (loss) and comprehensive income (loss), changes in cumulative redeemable convertible preferred stock and shareholders' equity and cash flows present fairly, in all material respects, the financial position of DSET Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          /s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey
March 27, 2001

                       DSET CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2000          1999
                                                                 ----          ----
                           ASSETS
Current assets:
    Cash and cash equivalents...............................  $ 7,314,254   $ 2,212,759
    Marketable securities...................................   27,760,494    37,945,597
    Accounts receivable, net of allowance for doubtful
      accounts of $12,285,676 and $600,000..................    6,248,635    20,132,404
    Income taxes receivable.................................    3,561,201       --
    Deferred income taxes...................................      --            735,774
    Prepaid licenses........................................      766,071        25,000
    Prepaid expenses and other current assets, net..........    1,768,709     1,963,944
                                                              -----------   -----------
        Total current assets................................   47,419,364    63,015,478
Acquired technology, net....................................    4,380,141     4,343,313
Software licenses, net......................................    2,257,101       --
Software development costs, net.............................      435,746       564,854
Fixed assets, net...........................................    4,999,684     3,428,268
Goodwill, net...............................................      928,141     1,258,175
Other assets, net...........................................      762,381       885,290
                                                              -----------   -----------
        Total assets........................................  $61,182,558   $73,495,378
                                                              -----------   -----------
                                                              -----------   -----------
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses...................  $ 8,028,046   $ 5,815,462
    Income taxes payable....................................      --            394,206
    Deferred revenues.......................................    3,088,086     1,797,675
    Current portion of notes payable........................      872,129     1,000,000
    Current portion of lease obligation.....................      138,367       130,415
                                                              -----------   -----------
        Total current liabilities...........................   12,126,628     9,137,758
Deferred income taxes.......................................      --            710,765
Long term notes payable.....................................      409,901     1,310,560
Deferred rent...............................................      505,264       251,712
Capital lease obligation....................................      423,304       561,670
                                                              -----------   -----------
        Total liabilities...................................   13,465,097    11,972,465
                                                              -----------   -----------
    Commitments and contingencies (Note 12)
Shareholders' equity:
    Preferred stock, no par value, 5,000,000 shares
      authorized, no shares issued or outstanding at
      December 31, 2000 or 1999.............................      --            --
    Common stock, no par value; 40,000,000 shares
      authorized, 11,630,115 and 10,860,700 shares issued
      and outstanding at December 31, 2000 and 1999,
      respectively..........................................   50,169,404    45,636,672
    Deferred stock compensation.............................      (59,371)     (196,737)
    Retained earnings (accumulated deficit).................   (2,564,554)   16,247,807
    Accumulated other comprehensive income..................      171,982      (164,829)
                                                              -----------   -----------
        Total shareholders' equity..........................   47,717,461    61,522,913
                                                              -----------   -----------
        Total liabilities and shareholders' equity..........  $61,182,558   $73,495,378
                                                              -----------   -----------
                                                              -----------   -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                       DSET CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                        AND COMPREHENSIVE INCOME (LOSS)

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                      ------------------------------------------
                                                          2000           1999           1998
                                                          ----           ----           ----
REVENUES:
    License revenues................................  $ 32,850,731   $ 24,083,661   $ 16,337,615
    Service revenues................................    14,191,535     20,545,290     12,952,549
                                                      ------------   ------------   ------------
        Total revenues..............................    47,042,266     44,628,951     29,290,164
                                                      ------------   ------------   ------------
COST OF REVENUES:
    License revenues................................     3,990,728      1,823,375      1,775,144
    Service revenues................................    11,131,206      7,062,653      3,692,092
                                                      ------------   ------------   ------------
        Total cost of revenues......................    15,121,934      8,886,028      5,467,236
                                                      ------------   ------------   ------------
        Gross profit................................    31,920,332     35,742,923     23,822,928
                                                      ------------   ------------   ------------
OPERATING EXPENSES:
    Sales and marketing.............................    12,128,855     11,971,515      9,142,593
    Research and product development................    18,467,309     11,046,335      6,237,484
    General and administrative......................     6,925,389      4,120,601      2,707,856
    Bad debt expense and other charges..............    13,378,237        665,116         50,000
    Amortization of goodwill and other
      intangibles...................................       418,736        199,629         38,009
    Restructuring and other charges.................     2,248,100        --             --
                                                      ------------   ------------   ------------
        Total operating expenses....................    53,566,626     28,003,196     18,175,942
                                                      ------------   ------------   ------------
        Operating income (loss).....................   (21,646,294)     7,739,727      5,646,986
    Interest expense and other income (expense).....      (182,857)      (179,096)      (120,160)
    Interest income.................................     2,114,159      2,206,006      1,827,830
                                                      ------------   ------------   ------------
    Income (loss) before income taxes...............   (19,714,992)     9,766,637      7,354,656
    Provision (benefit) for income taxes............      (902,631)     3,249,907      2,560,473
                                                      ------------   ------------   ------------
    Net income (loss)...............................  $(18,812,361)  $  6,516,730   $  4,794,183
                                                      ------------   ------------   ------------
                                                      ------------   ------------   ------------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
    Unrealized appreciation/(depreciation) on
      investments...................................       343,940       (204,239)        40,123
    Cumulative translation adjustment...............        (7,129)           (69)       --
                                                      ------------   ------------   ------------
        Comprehensive income (loss).................  $(18,475,550)  $  6,312,422   $  4,834,306
                                                      ------------   ------------   ------------
                                                      ------------   ------------   ------------
    Net income (loss) applicable to common shares...  $(18,812,361)  $  6,516,730   $  4,794,183
                                                      ------------   ------------   ------------
                                                      ------------   ------------   ------------
    Net income (loss) per common share..............  $      (1.65)  $       0.63   $       0.53
                                                      ------------   ------------   ------------
                                                      ------------   ------------   ------------
    Weighted average number of common shares
      outstanding...................................    11,387,836     10,425,250      9,012,019
                                                      ------------   ------------   ------------
                                                      ------------   ------------   ------------
    Net income (loss) per common share assuming
      dilution......................................  $      (1.65)  $       0.59   $       0.43
                                                      ------------   ------------   ------------
                                                      ------------   ------------   ------------
    Weighted average number of common shares and
      common equivalent shares outstanding..........    11,387,836     11,066,728     11,043,422
                                                      ------------   ------------   ------------
                                                      ------------   ------------   ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                       DSET CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN CUMULATIVE REDEEMABLE
              CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                      SERIES A CONVERTIBLE
                                        PREFERRED STOCK              COMMON STOCK
                                    ------------------------   ------------------------     DEFERRED      RETAINED
                                     NUMBER                      NUMBER                      STOCK        EARNINGS      TREASURY
                                    OF SHARES      AMOUNT      OF SHARES      AMOUNT      COMPENSATION    (DEFICIT)       STOCK
                                    ---------      ------      ---------      ------      ------------    ---------       -----
Balance at January 1, 1998........   676,361    $ 11,603,996    6,775,092   $ 2,537,806    $(875,835)    $ 4,936,894   $(9,999,997)
   Exercise of stock options......     --            --           542,467     1,307,790       --             --            --
   Tax benefit from exercise of
    stock options.................     --            --            --           501,217       --             --            --
   Amortization of deferred stock
    compensation..................     --            --            --            (6,808)     298,620         --            --
   Forfeitures of 55,571 shares of
    stock options.................     --            --            --           (82,909)      82,909         --            --
   Sale -- Issuance of common
    stock.........................     --            --         2,500,000    37,200,000       --             --            --
   Costs related to issuance of
    common stock..................     --            --            --        (1,148,734)      --             --            --
   Conversion of series A
    cumulative redeemable
    convertible preferred stock...  (676,361)    (11,603,996)   3,043,625    11,603,996       --             --            --
   Retirement of treasury stock...     --            --        (3,043,625)   (9,999,997)      --             --          9,999,997
   Unrealized appreciation on
    investments, net..............     --            --            --           --            --             --            --
   Net income.....................     --            --            --           --            --           4,794,183       --
                                    --------    ------------   ----------   -----------    ---------     -----------   -----------
Balance at December 31, 1998......     --            --         9,817,559    41,912,361     (494,306)      9,731,077       --
                                    --------    ------------   ----------   -----------    ---------     -----------   -----------
   Exercise of stock options......     --            --           920,231     2,135,508       --             --            --
   Conversion of warrants, net....     --            --           122,280       --            --             --            --
   Tax benefit from exercise of
    stock options.................     --            --            --         1,642,532       --             --            --
   Amortization of deferred stock
    compensation..................     --            --            --           --           243,196         --            --
   Forfeitures of 90,653 shares of
    stock options.................     --            --            --           (54,373)      54,373         --            --
   Unrealized depreciation on
    investments, net..............     --            --            --           --            --             --            --
   Cumulative translation
    adjustment....................     --            --            --               644       --             --            --
   Net income.....................     --            --            --           --            --           6,516,730       --
                                    --------    ------------   ----------   -----------    ---------     -----------   -----------
Balance at December 31, 1999......     --            --        10,860,070    45,636,672     (196,737)     16,247,807       --
                                    --------    ------------   ----------   -----------    ---------     -----------   -----------
   Exercise of stock options......     --            --           727,916     2,115,130       --             --            --
   Conversion of warrants, net....     --            --            42,129       --            --             --            --
   Tax benefit from exercise of
    stock options.................     --            --            --         2,534,565       --             --            --
   Amortization of deferred stock
    compensation..................     --            --            --           --            20,403         --            --
   Forfeitures of 26,255 shares of
    stock options.................     --            --            --          (116,963)     116,963         --            --
   Unrealized appreciation on
    investments, net..............     --            --            --           --            --             --            --
   Cumulative translation
    adjustment....................     --            --            --           --            --             --            --
   Net (loss).....................     --            --            --           --            --         (18,812,361)      --
                                    --------    ------------   ----------   -----------    ---------     -----------   -----------
Balance at December 31, 2000......     --       $    --        11,630,115   $50,169,404    $ (59,371)    $(2,564,554)  $   --
                                    --------    ------------   ----------   -----------    ---------     -----------   -----------
                                    --------    ------------   ----------   -----------    ---------     -----------   -----------


                                        OTHER
                                    COMPREHENSIVE
                                    INCOME (LOSS)      TOTAL
                                    -------------      -----
Balance at January 1, 1998........    $ --          $ (3,401,132)
   Exercise of stock options......      --             1,307,790
   Tax benefit from exercise of
    stock options.................      --               501,217
   Amortization of deferred stock
    compensation..................      --               291,812
   Forfeitures of 55,571 shares of
    stock options.................      --               --
   Sale -- Issuance of common
    stock.........................      --            37,200,000
   Costs related to issuance of
    common stock..................      --            (1,148,734)
   Conversion of series A
    cumulative redeemable
    convertible preferred stock...      --            11,603,996
   Retirement of treasury stock...      --               --
   Unrealized appreciation on
    investments, net..............       40,123           40,123
   Net income.....................      --             4,794,183
                                      ---------     ------------
Balance at December 31, 1998......       40,123       51,189,255
                                      ---------     ------------
   Exercise of stock options......      --             2,135,508
   Conversion of warrants, net....      --               --
   Tax benefit from exercise of
    stock options.................      --             1,642,532
   Amortization of deferred stock
    compensation..................      --               243,196
   Forfeitures of 90,653 shares of
    stock options.................      --               --
   Unrealized depreciation on
    investments, net..............     (204,239)        (204,239)
   Cumulative translation
    adjustment....................         (713)             (69)
   Net income.....................      --             6,516,730
                                      ---------     ------------
Balance at December 31, 1999......     (164,829)      61,522,913
                                      ---------     ------------
   Exercise of stock options......      --             2,115,130
   Conversion of warrants, net....      --               --
   Tax benefit from exercise of
    stock options.................      --             2,534,565
   Amortization of deferred stock
    compensation..................      --                20,403
   Forfeitures of 26,255 shares of
    stock options.................      --               --
   Unrealized appreciation on
    investments, net..............      343,940          343,940
   Cumulative translation
    adjustment....................       (7,129)          (7,129)
   Net (loss).....................      --           (18,812,361)
                                      ---------     ------------
Balance at December 31, 2000......    $ 171,982     $ 47,717,461
                                      ---------     ------------
                                      ---------     ------------

        The accompanying notes are an integral part of these consolidated financial statements.

                       DSET CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------------
                                                                  2000            1999            1998
                                                                  ----            ----            ----
Cash flows from operating activities:
   Net income (loss)........................................  $ (18,812,361)  $   6,516,730   $   4,794,183
   Adjustments to reconcile net income (loss) to net cash
    provided (used) by operating activities:
    Deferred income taxes...................................         25,009        (308,254)        (84,050)
    Tax benefit from exercise of stock options..............      2,534,565       1,642,532         501,217
    Amortization of deferred stock compensation.............         20,403         243,196         291,812
    Depreciation............................................      1,233,870         815,372         559,954
    Loss from joint venture.................................       --                36,238          80,389
    Loss (gain) on disposal of assets.......................            413          41,391          (1,172)
    Amortization............................................      1,750,413         562,683          38,009
    Bad debt expense and other charges......................     13,378,237         665,116          50,000
    Restructuring and other charges.........................      2,248,100        --              --
    Reserve for officers loan receivable....................        350,000        --              --
    Changes in assets and liabilities:
      Accounts receivable...................................        505,532     (11,689,461)     (1,594,092)
      Prepaid licenses......................................       (991,071)        (25,000)       --
      Prepaid expenses and other current assets.............        220,235      (1,670,526)        100,000
      Other assets..........................................        (16,193)        288,167        (264,652)
      Accounts payable and accrued expenses.................      1,303,941       2,283,000         781,040
      Income taxes..........................................     (3,955,407)        248,533         145,673
      Deferred rent.........................................        253,552         251,712        --
      Deferred revenues.....................................      1,290,411          70,769        (170,133)
                                                              -------------   -------------   -------------
         Net cash provided (used) by operating activities...      1,339,649         (27,802)      5,228,178
                                                              -------------   -------------   -------------
Cash flows from investing activities:
   Purchases of marketable securities.......................    (29,763,313)    (22,870,103)    (52,474,277)
   Redemption of marketable securities......................     40,292,356      20,443,021      16,789,620
   Acquisitions of businesses...............................       --            (3,778,416)       --
   Purchase of acquired technology..........................     (1,806,195)        (39,660)       --
   Software development costs...............................       --              (634,788)       --
   Acquisition of software licenses.........................     (2,757,890)       --              --
   Acquisition of fixed assets..............................     (2,807,223)     (2,352,287)       (593,007)
   Proceeds on disposition of fixed assets..................          1,524        --                 3,059
                                                              -------------   -------------   -------------
         Net cash provided (used) by investing activities...      3,159,259      (9,232,233)    (36,274,605)
                                                              -------------   -------------   -------------
Cash flows from financing activities:
   Proceeds from capital sale/leaseback.....................       --               402,761        --
   Loans to officers and shareholders.......................       (902,728)       (250,000)       (150,000)
   Repayments of loans from officers and shareholders.......        527,728         150,000         150,000
   Repayments of notes payable..............................     (1,000,000)       (111,657)       (220,000)
   Repayments capital lease obligation......................       (130,414)        (51,375)       --
   Proceeds from issuance of common stock, net..............       --              --            36,051,266
   Proceeds from the exercise of stock options and
    warrants................................................      2,115,130       2,135,508       1,307,790
                                                              -------------   -------------   -------------
         Net cash provided by financing activities..........        609,716       2,275,237      37,139,056
                                                              -------------   -------------   -------------
   Effect of foreign exchange rate changes on cash..........         (7,129)           (713)       --
                                                              -------------   -------------   -------------
         Net increase (decrease) in cash and cash
           equivalents......................................      5,101,495      (6,985,511)      6,092,629
   Cash and cash equivalents, beginning of period...........      2,212,759       9,198,270       3,105,641
                                                              -------------   -------------   -------------
   Cash and cash equivalents, end of period.................  $   7,314,254   $   2,212,759   $   9,198,270
                                                              -------------   -------------   -------------
                                                              -------------   -------------   -------------
Supplemental disclosure of cash flow information:
   Cash paid during the period for income taxes.............  $     732,437   $   1,657,601   $   1,142,000
   Cash paid during the period for interest.................        141,568         127,426          12,458
Non-cash activities:
   Conversion of Series A preferred stock to common stock...  $    --         $    --         $  11,603,996
   Retirement of treasury stock.............................       --              --             9,999,997
   Lease of fixed assets....................................       --               340,702        --
   Issuance of note payable in acquisition..................       --             2,282,029        --
   Deferred taxes on purchased intangibles..................       --               525,000        --
   Forfeiture of stock options with deferred compensation...        116,963          54,373          82,909

  The accompanying notes are an integral part of these consolidated financial statements.

                       DSET CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

1. NATURE OF BUSINESS

    DSET Corporation and its subsidiaries (the 'Company') is a leading provider of software and services principally for the North American telecommunications marketplace. The DSET suite of electronic-bonding gateways interconnects the operational support systems ('OSS') of competitive service providers ('CSPs'), such as Competitive Local Exchange Carriers ('CLECs') and Incumbent Local Exchange Carriers ('ILECs') that must trade information and share network capabilities to serve customers. The US Federal Telecommunications Act of 1996 encourages competition among providers of local phone services by requiring ILECs to allow new CSPs to access the ILEC's OSSs and lease portions of their networks. Hundreds of CSPs are vying to win customers from the ILECs by offering better pricing and service. With DSET solutions, CSPs can build trading partner networks that assist 'provisioning' or 'service-fulfillment' of phone service for new customers in days rather than weeks. In addition, DSET solutions help CSPs maintain a higher level of quality of service for their existing customers. The Company is headquartered in Bridgewater, New Jersey.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

    The consolidated financial statements include all wholly-owned subsidiaries from their respective dates of acquisition. All intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Marketable Securities

    The marketable securities portfolio held by the Company are considered to be available-for-sale securities and are reported at fair value. Unrealized appreciation was $179,824 (net of deferred tax of $112,572) at December 31, 2000. Unrealized depreciation was $164,116 (net of deferred tax of $102,738) at December 31, 1999. Cost is determined on a specific identification basis.

Fixed Assets

    Equipment, furniture and purchased software are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using a straight-line method over estimated useful lives ranging from three to seven years. Leasehold improvements are amortized over the lesser of the estimated useful life or the lease term. Gains and losses on the disposal of fixed assets are recognized in the statement of income (loss) in the period of disposition.

Goodwill

    The Company amortizes goodwill using a straight-line method over its estimated useful life of five years. Accumulated amortization was $442,030 at December 31, 2000 and $168,525 at December 31, 1999.

Software Development Costs

    Capitalization of internally developed software development costs begins on establishment of technological feasibility. Costs incurred prior to establishment of technological feasibility are charged to research and product development expense. The ongoing assessment of recoverability of capitalized

                       DSET CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 2000

costs requires considerable judgement by management with respect to certain factors including the anticipated future gross revenue, estimated economic life and changes in technology. These factors are considered on a product-by-product basis. Amortization of software development costs is the greater of the amounts computed using (a) the ratio that the current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life ranging from three to five years of the product including the period being reported on. Accumulated amortization was $209,801 and $80,693 as of December 31, 2000 and 1999, respectively.

Acquired Technology

    Acquired technology represents the costs of feasible technology acquired from external sources. At December 31, 2000, acquired technology reflects the purchase of certain assets of Network Programs LLC ('NPL') and Konark Inc., as well as related costs to acquire such assets. Accumulated amortization was $1,197,357 and $350,270 as of December 31, 2000 and 1999, respectively.

    Amortization of acquired technology is the greater of the amounts computed using (a) the ratio that the current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or
(b) the straight-line method over the remaining estimated economic life ranging from three to five years of the product including the period being reported on.

Research and Product Development

    Research and product development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased or otherwise marketed are capitalized when technological feasiblility has been established.

Long-Lived Assets

    The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future net cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated undiscounted future net cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. Fair value is generally measured by discounting expected future net cash flows at the rate the Company utilizes to evaluate potential investments.

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

    When the engineering of a product is not yet completed, revenue is recognized on orders for that product using the percentage of completion method as defined above. Any revenue recognized in excess of amounts invoiced to the customer for progress billings is recorded as unbilled accounts receivable.

    Service revenue from maintenance contracts is deferred and recognized over the term of the respective contracts (typically twelve months).

                       DSET CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 2000

    Revenues under software arrangements involving multiple elements of the sale are allocated to each element based on vendor specific objective evidence of the value of the elements.

Income Taxes

    The Company utilizes an asset and liability approach to financial reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred tax assets to the amount more likely than not to be realized.

    For certain stock options, the Company receives a tax deduction for the difference between the fair value at the date of exercise of the stock option and the exercise price. To the extent the amount deducted for income taxes exceeds the amount charged to operations for financial statement purposes, the related tax benefits are credited to shareholders' equity.

Fair Value of Financial Instruments

    The carrying amounts in the financial statements for cash and cash equivalents, accounts receivable, income taxes receivable and accounts payable and accrued expenses, and income taxes payable approximate their market value because of the short maturity of those instruments.

Use of Estimates in the Preparation of Financial Statements

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for certain items such as the allowance for doubtful accounts, depreciation and amortization, and income taxes, including the valuation of deferred tax assets. Additionally, the Company evaluates the useful lives of its long-lived assets based upon changes in technology and industry conditions.

Reclassifications

    Certain amounts in 1999 and 1998 have been reclassified to conform to the 2000 presentation.

Recently Issued Accounting Standards

    On June 15, 1998, the Financial Accounting Standards Board ('FASB') issued Statement of Financial Accounting Standards No. 133, 'Accounting for Derivatives and Hedging Activities' ('SFAS 133'). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. To date the Company has not invested in derivative instruments and has not engaged in hedging activities. Accordingly, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations, cash flows or its financial position. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, 'Accounting for Certain Derivative Instruments and Certain Hedging Activities' ('SFAS 138').

                       DSET CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 2000

SFAS 138 addresses certain issues related to the implementation of SFAS 133, but did not change the basic accounting model of SFAS 133.

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101, 'Revenue Recognition in Financial Statements' ('SAB 101'). SAB 101 summarizes the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and became effective in the fourth quarter of 2000. The adoption of SAB 101 did not have a material impact on the Company's financial statements.

    In April 2000, the FASB issued FASB Interpretation No. 44, ('FIN 44') 'Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25' ('APB 25'). This interpretation, which is effective from July 1, 2000, clarified the definition of employee for the purpose of applying APB 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the consequence of various modifications to the terms of a previously fixed stock option award and the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN 44 did not have a material impact on the Company's financial statements.

3. MARKETABLE SECURITIES

    Marketable securities were comprised as follows:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                2000          1999
                                                                ----          ----
Government fixed income securities.........................  $20,829,787   $32,522,396
Corporate bonds............................................    1,431,570     3,948,346
Commercial paper and certificates of deposit...............    5,499,137     1,474,855
                                                             -----------   -----------
    Total..................................................  $27,760,494   $37,945,597
                                                             -----------   -----------
                                                             -----------   -----------

    The Company's investment policy provides for all short-term securities of grade A2 or better with maturities of two years or less. Interest income earned related to marketable securities was $2,114,159 and $2,206,006 for the years ended December 31, 2000 and 1999, respectively.

4. FIXED ASSETS

    Fixed assets consist of the following:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2000          1999
                                                                 ----          ----
    Computer equipment......................................  $ 3,971,315   $ 2,339,570
    Purchased software......................................    1,949,959     1,416,716
    Furniture, fixtures and office equipment................    1,681,350     1,387,397
    Leasehold improvements..................................      747,515       389,398
    Transportation equipment................................       27,156        32,692
                                                              -----------   -----------
                                                                8,377,295     5,565,773
    Less: accumulated depreciation and amortization.........   (3,377,611)   (2,137,505)
                                                              -----------   -----------
                                                              $ 4,999,684   $ 3,428,268
                                                              -----------   -----------
                                                              -----------   -----------

                       DSET CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 2000

5. DEBT OBLIGATIONS

a) Capital Lease Obligation

    In June 1999, the Company entered into a five-year capital lease agreement mainly for office furniture and fixtures in the new facilities in Bridgewater, New Jersey and Plano, Texas at an annual rate of 8.21%. Annual lease payments, inclusive of interest are $180,540. Assets recorded under this lease are included in fixed assets as follows:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                                ----        ----
    Furniture and fixtures..................................  $ 743,462   $743,462
    Accumulated amortization................................   (200,242)   (51,550)
                                                              ---------   --------
                                                              $ 543,220   $691,912
                                                              ---------   --------
                                                              ---------   --------

    As of December 31, 2000 future payments under notes are as follows:

2001........................................................  $  180,540
2002........................................................     180,540
2003........................................................     180,540
2004........................................................     105,315
                                                              ----------
                                                                 646,935
Less: unamortized interest..................................      85,264
                                                              ----------
                                                                 561,671
                                                              ----------
Less: current portion.......................................     138,367
                                                              ----------
Long-term portion...........................................  $  423,304
                                                              ----------
                                                              ----------

b) Lines of Credit

    In August 2000, the Company renewed an unsecured revolving credit facility with a bank totaling $5 million. Borrowings under this line of credit bear interest at the bank's prime rate (9.5% at December 31, 2000) less 0.25% on amounts outstanding of less than $1 million and at the bank's prime rate for aggregate principal amounts exceeding $1 million. No borrowings under this line were outstanding at December 31, 2000 or 1999. This credit facility contains, among other provisions, a covenant which restricts the Company's ability to pay cash dividends. At December 31, 2000 the 'earnings before income taxes, depreciation and amortization' ('EBITDA') covenant was not met. The Company has applied for a waiver of this covenant.

c) Notes Payable

    As part of the acquisition of Konark Inc., the Company paid $1.0 million in cash and issued a $2.5 million non-interest bearing note payable which has been discounted at 8.25%. Interest expense is accreted monthly and totaled $85,591 in 2000 and $28,531 in 1999.

                       DSET CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 2000

    As of December 31, 2000, future payments under the notes are as follows:

2001........................................................  $1,000,000
2002........................................................     500,000
                                                              ----------
                                                               1,500,000
Less: Unamortized interest..................................     217,970
                                                              ----------
Present value of note payable...............................   1,282,030
Less: Current portion.......................................     872,129
                                                              ----------
Long-term portion...........................................  $  409,901
                                                              ----------
                                                              ----------

6. CUMULATIVE REDEEMABLE CONVERTIBLE PREFERRED STOCK

    During December 1995, the Company issued 676,361 shares of cumulative, convertible Series A Preferred Stock in exchange for $10,000,000. As an integral part of the Agreement, the Company was required to use the proceeds received upon the sale of the preferred stock to repurchase, on or before January 31, 1996, an aggregate of 3,043,625 shares of common stock which the Company completed.

    Shareholders of Series A Preferred Stock were entitled to votes equal to the number of common shares into which the shares of preferred stock were convertible. The Series A Preferred shareholders were also entitled to receive cumulative annual dividends equal to the 'Applicable Percentage Rate' of 8%, as defined in the Agreement, of the original purchase price paid per share. In the event of conversion of the preferred stock to common stock, however, all accumulated and unpaid dividends on the preferred stock were to be forgiven. The holders of the Series A Preferred Stock also had certain redemption and liquidation rights.

    The holders of the Series A Preferred Stock had the option to convert, at any time, their shares into fully-paid and nonassessable shares of common stock at the 'Applicable Conversion Rate,' which was four and one-half shares of common stock for each share of Series A Preferred Stock converted. The Series A Preferred Stock was to be automatically converted into common stock upon the closing of an initial public offering in which net proceeds to the Company equaled or exceeded $15,000,000 and the price paid by the public for such shares was at least three times the then conversion value per share as defined by the Agreement. The shares of the Series A Preferred Stock were automatically converted upon the consummation of the Company's initial public offering.

    In the event of the issuance of stock options to two specified executives (one of which is no longer with the Company), the Series A Preferred Shareholders were entitled to receive warrants to purchase a proportionate number of shares of common stock with an identical exercise price per share. In September 1996, warrants to purchase 185,331 shares of common stock with an exercise price of $2.18 per share were issued for no consideration. During 1999, 138,998 warrants were exercised, of which 16,718 underlying shares of common stock were purchased by the company for their approximate value of $303,000 which was used to fund the exercise price of these warrants. During 2000, 46,333 warrants were exercised, of which 4,204 underlying shares of common stock were purchased by the company for their approximate value of $92,000 which was used to fund the exercise price of these warrants. At December 31, 2000, there were no warrants outstanding.

7. COMMON STOCK

    On March 18, 1998, the Company consummated an initial public offering of 3,500,000 shares of its common stock at a price of $16.00 per share, of which 2,500,000 shares were issued and sold by the Company and 1,000,000 shares were sold by certain shareholders of the Company (the 'Selling Shareholders'). The net proceeds to the Company from the offering were approximately $36.1 million. On April 7, 1998, certain Selling Shareholders sold an additional 525,000 shares of the Company's

                       DSET CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 2000

common stock at a price of $16.00 per share upon the consummation of the exercise of the underwriters' over-allotment option. The Company did not receive any of the proceeds from the sale of shares by the Selling Shareholders.

8. STOCK OPTIONS

    The Company maintains two stock option plans (the '1993 Plan' and the '1998 Plan') covering officers, employees, directors and consultants, pursuant to which options may be granted to purchase shares of the Company's common stock. Options granted under the 1993 Plan were either incentive stock options or nonqualified stock options, as designated at the time of grant and vest over a period not to exceed four years. The 1993 Plan provides that the option price shall not be less than the fair market value of the shares at date of grant (as determined by the 1993 Plan's administrators), except for a more than 10% voting shareholder, in which case it will not be less than 110% of the fair market value at date of grant. Incentive stock options are exercisable for ten years from the date of grant ('10 Year Options'), except for a more than 10% voting shareholder, in which case the option is exercisable for five years ('5 Year Options') from the date of grant. Nonqualified stock options are exercisable for five years from the date of grant. Upon consummation of the Company's initial public offering (March 18, 1998) no further grants were issued under the 1993 Plan.

    The 1998 Plan was adopted by the Board of Directors on December 31, 1997. The 1998 Plan became effective on the date of the consummation of the Company's initial public offering (March 18, 1998) and terminates ten years from such date. Upon effectiveness of the 1998 Plan, a total of 1,800,000 shares were reserved for issuance upon the exercise of option and/or stock purchase rights granted thereunder. The 1998 Plan was amended on May 24, 2000 to increase the maximum aggregate number of shares of common stock to 2,500,000 and to reserve an additional 700,000 shares of common stock of the Company for issuance in connection with awards granted under the 1998 Plan. The 1998 Plan is administered by the Compensation Committee of the Board of Directors of the Company.

    During the year ended December 31, 1997, deferred stock compensation of $875,835 was recorded for options granted during the year. This amount will be amortized to compensation expense over the vesting period of the options (two to four years). At December 31, 2000, the remaining unamortized deferred stock compensation balance was $59,371.

    At December 31, 2000 and 1999, options to purchase 620,334 and 806,623 shares of Common Stock were exercisable under the Company's stock option plans at a weighted average exercise price of $9.04 and $3.52, respectively. Additionally, there were options to purchase 1,567,185 and 1,697,220 shares of the Company's Common Stock that have been granted and which are not exercisable as of December 31, 2000 and 1999, respectively. There were 723,130 and 501,127 options available to be granted at December 31, 2000 and 1999, respectively.

                       DSET CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 2000

    A summary of option transactions during 1998, 1999 and 2000 is as follows:

                                                                WEIGHTED
                                                                AVERAGE        OUTSTANDING
                                                                EXERCISE          SHARE
                                                   NUMBER OF   PRICE PER          PRICE
                                                    SHARES       SHARE            RANGE
                                                    ------       -----            -----
Outstanding January 1, 1998......................  2,848,493     $ 2.23      $0.450 - 8.000
    Granted......................................    832,000     $11.99
    Forfeited....................................   (237,798)    $ 6.38
    Exercised....................................   (542,467)    $ 1.56
                                                   ---------
Outstanding December 31, 1998....................  2,900,228     $ 4.79       $0.450-19.250
    Granted......................................  1,044,413     $13.98
    Forfeited....................................   (489,955)    $11.17
    Exercised....................................   (950,843)    $12.61
                                                   ---------
Outstanding December 31, 1999....................  2,503,843     $ 8.79       $0.560-37.375
    Granted......................................    882,050     $22.57
    Forfeited....................................   (470,458)    $15.79
    Exercised....................................   (727,916)    $ 2.91
                                                   ---------
Outstanding December 31, 2000....................  2,187,519     $14.84       $1.797-37.375
                                                   ---------
                                                   ---------

    SFAS No. 123, 'Accounting for Stock-Based Compensation,' establishes financial accounting and reporting standards for stock-based employee compensation plans. However, SFAS No. 123 also permits the measurement of compensation costs using the intrinsic value based method of accounting prescribed by Accounting Principles Board ('APB') Opinion No. 25, 'Accounting for Stock Issued to Employees', and its related interpretations. The Company has elected to account for its employee stock compensation plans under the guidance prescribed by APB Opinion No. 25 and has made the required pro forma disclosures of net income and net income per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied as indicated below:

                                                         YEARS ENDED DECEMBER 31,
                                                  --------------------------------------
                                                      2000          1999         1998
                                                      ----          ----         ----
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES:
    As reported.................................  $(18,812,361)  $6,516,730   $4,794,183
    Pro forma effect............................  $(24,372,633)  $4,593,009   $3,639,098
NET INCOME (LOSS) PER COMMON SHARE:
    As reported.................................        $(1.65)       $0.63        $0.53
    Pro forma effect............................        $(2.14)       $0.44        $0.40
NET INCOME (LOSS) PER COMMON SHARE ASSUMING
  DILUTION:
    As reported.................................        $(1.65)       $0.59       $ 0.43
    Pro forma effect............................        $(2.14)       $0.42        $0.33

    The fair value of option grants was calculated using the Black-Scholes option valuation method with the following assumptions for the year ended December 31, 2000, 1999 and 1998: risk-free interest rates of 6.25%, 5.49%, and
4.65 % respectively; expected life of 4 years, volatility of 108 % in 2000 and 80% in 1999 and 1998, and dividend yields of 0.0%. These methods require the input of highly subjective assumptions. Changes in the subjective input assumptions can materially affect the fair value estimate. In management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                       DSET CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 2000

9. INCOME TAXES

    The provision (benefit) for federal, state and local and foreign taxes consists of the following:

                                                         YEARS ENDED DECEMBER 31,
                                                    -----------------------------------
                                                      2000         1999         1998
                                                      ----         ----         ----
CURRENT:
    Federal.......................................  $(758,314)  $3,065,129   $2,262,893
    State and local...............................      2,855      465,217      259,780
    Foreign.......................................     61,392       27,815      121,850
                                                    ---------   ----------   ----------
                                                     (694,067)   3,558,161    2,644,523
                                                    ---------   ----------   ----------
DEFERRED:
    Federal.......................................   (202,225)    (269,652)     (76,649)
    State and local...............................     (6,339)     (38,602)      (7,401)
                                                    ---------   ----------   ----------
                                                     (208,564)    (308,254)     (84,050)
                                                    ---------   ----------   ----------
    Provision (benefit) for income taxes..........  $(902,631)  $3,249,907   $2,560,473
                                                    ---------   ----------   ----------
                                                    ---------   ----------   ----------

    The tax provision (benefit) reconciles to the amount computed by multiplying income before income taxes by the United States federal statutory rate of 34% as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2000      1999      1998
                                                               ----      ----      ----
Statutory rate..............................................  (34.0)%    34.0%     34.0%
State taxes, net of federal benefit.........................   (1.9)      3.1       2.2
Research and development tax credits........................   (3.7)     (4.6)     (3.3)
Deferred stock compensation.................................    0.2       0.6       1.3
Other.......................................................   (0.3)      0.2       0.6
Valuation allowance.........................................   35.1       --        --
                                                              -----      ----      ----
                                                               (4.6)%    33.3%     34.8%
                                                              -----      ----      ----
                                                              -----      ----      ----

                       DSET CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 2000

    Deferred tax assets (liabilities) are comprised of the following:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                                 ----          ----
DEFERRED TAX ASSETS:
    Accrued vacation........................................  $   230,899   $  133,178
    Bad debt reserve........................................    4,447,415      233,100
    Deferred revenues.......................................      416,327       42,122
    Accrued bonus...........................................       36,197       --
    Warranty reserve........................................       85,684      224,636
    Deferred rent...........................................      182,906       99,163
    Amortization............................................       11,293       56,343
    Net operating losses....................................    1,032,018       --
    Tax credits.............................................    1,157,028       --
    Other...................................................      144,837       --
    Unrealized (appreciation) depreciation on investments...      --           102,738
DEFERRED TAX LIABILITIES:
    Fixed assets............................................     (178,919)    (126,487)
    Unrealized (appreciation) depreciation on investments...     (112,572)      --
    Capitalized software costs..............................     (157,740)    (214,784)
    Acquired technology.....................................     (374,381)    (525,000)
    Valuation allowance.....................................   (6,920,992)      --
                                                              -----------   ----------
        Total...............................................  $        --   $   25,009
                                                              -----------   ----------
                                                              -----------   ----------

10. REVENUE AND RECEIVABLE CONCENTRATION

    The Company had no customers which accounted for more than 10% of revenues for the year ended 2000 or 1999. The Company had one significant customer for the year ended 1998 which accounted for approximately 17% of total revenues. Revenues from customers in the following geographic regions as a percentage of total revenues are as follows:

                                                                      YEARS ENDED DECEMBER
                                                                              31,
                                                                   --------------------------
                                                                   2000       1999       1998
                                                                   ----       ----       ----
    North America...........................................        94%        93%        85%
    Asia/Pacific Rim........................................         3          3          9
    Europe..................................................         3          4          6
                                                                   ---        ---        ---
                                                                   100%       100%       100%
                                                                   ---        ---        ---
                                                                   ---        ---        ---

    At December 31, 2000, two customers accounted for 21% of the accounts receivable (gross) balance. At December 31, 1999 and 1998, one and one customer, respectively, accounted for approximately 14% and 25%, respectively, of the accounts receivable (gross) balance. Unbilled accounts receivable were $2.9 million and $4.8 million as of December 31, 2000 and 1999, respectively.

11. EMPLOYEE BENEFIT PLAN

    The Company has a savings plan pursuant to Section 401(k) of the Internal Revenue Code (the 'Code') covering all employees meeting eligibility requirements. Subject to certain limits set forth in the Code, employees are permitted to make contributions to the plan on a pre-tax salary reduction basis, and the Company may make voluntary contributions of up to 60% of employee contributions.

                       DSET CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 2000

The Company made contributions approximating $338,000, $296,000, and $251,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

12. COMMITMENTS

a) Leases

    The Company has operating leases for its offices and certain equipment. Generally, the leases carry renewal provisions and require the payment of maintenance costs. Rental expense charged to operations for the years ended December 31, 2000, 1999, and 1998 was approximately $3,256,000, $2,050,000, and
$786,000, respectively.

    The future minimum rental payments under noncancellable operating leases approximate the following:

                  YEARS ENDED DECEMBER 31,
2001........................................................  $ 3,249,022
2002........................................................    2,952,123
2003........................................................    2,428,933
2004........................................................    2,186,175
2005........................................................    1,670,539
For the years 2006 and beyond...............................    4,662,152
                                                              -----------
    Total...................................................  $17,148,944
                                                              -----------
                                                              -----------

b) NJTC Venture Fund, L.P.

    In November 2000, the Company agreed to participate in the NJTC Venture Fund, L.P. with an initial investment of $100,000 with a total commitment of $1,000,000. The fund will seek to make venture capital investments primarily in technology-related companies in rapidly growing market sectors. The Company has approximately 4.8% ownership in the fund.

c) NE Technologies License Agreement

    In December 2000, the Company signed an exclusive license agreement with NE Technologies Inc. for three years, effective January 1, 2001. This agreement may be extended by NE Technologies for an additional two years. According to this agreement, the Company will grant to NE Technologies the rights to use, modify, copy, reproduce and create derivative works from the Company's network products. During the first three years, NE Technologies shall pay the Company royalties of 20% on license fee of product, 50% on run-time royalty, 15% on maintenance support and consulting projects and 10% on all non-tools revenues. During the extended period of two years, NE Technologies shall pay the Company 15% of the gross revenues. As part of the agreement, the Company agreed to provide NE Technologies with financial assistance up to $600,000 with interest at 10%.

13. ACQUISITIONS

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

                       DSET CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 2000

$384,792 in 2000 and $240,495 in 1999. All future development costs associated with the product will be expensed.

    The following is a summary of the purchase price allocation:

Acquired technology.........................................  $2,458,416
Goodwill....................................................     200,000
                                                              ----------
    Total...................................................  $2,658,416
                                                              ----------
                                                              ----------

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

    The following is a summary of the purchase price allocation and consideration:

Purchase Price Allocation
    Acquired technology.....................................  $ 2,195,507
    Other assets............................................      695,507
    Goodwill................................................    1,036,015
                                                              -----------
                                                              $ 3,927,029
                                                              -----------
                                                              -----------
Consideration
    Cash....................................................  $(1,120,000)
    Notes payable-current...................................     (971,470)
    Long-term notes payable.................................   (1,310,559)
    Deferred income taxes...................................     (525,000)
                                                              -----------
                                                              $ 3,927,029
                                                              -----------
                                                              -----------

    In June 2000 and July 2000, the Company purchased an exclusive worldwide license for various products from Daleen Technologies, Inc. for $2.5 million payable in cash. A royalty will also be due based on future sales. See Note 16 for the subsequent event relating to this license.

14. EARNINGS PER SHARE

    The Company computes, presents and discloses 'Earnings per Share' ('EPS') in accordance with SFAS No. 128 which specifies the computation, presentation and disclosure requirements for earnings per share of entities with publicly held common stock or potential common stock. The statement defines two earnings per share calculations, basic and assuming dilution. The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing income available to common stock by the weighted average shares outstanding. The objective of diluted EPS is consistent with that of basic EPS, that is to measure the performance of an entity over the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period. The calculation of diluted EPS is similar to basic EPS except both the numerator and denominator are increased for the conversion of potential common shares. As required, the following table is a reconciliation of the numerator and denominator under each method:

                       DSET CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 2000

                                                            FOR THE YEAR ENDED DECEMBER 31, 1998
                                                            ------------------------------------
                                                                                       PER SHARE
                                                              INCOME       SHARES       AMOUNT
                                                              ------       ------       ------
BASIC EPS:
    Net income applicable to common shares................  $4,794,183     9,012,019     $0.53
ASSUMING DILUTION:
    Stock options.........................................      --         1,875,759
    Warrants..............................................      --           155,644
                                                            ----------   -----------
                                                            $4,794,183    11,043,422     $0.43
                                                            ----------   -----------
                                                            ----------   -----------
                                                              FOR THE YEAR ENDED DECEMBER 31, 1999
                                                             --------------------------------------
                                                                                         PER SHARE
                                                               INCOME        SHARES        AMOUNT
                                                               ------        ------        ------
BASIC EPS:
    Net income applicable to common shares.................  $6,516,730    10,425,250      $0.63
ASSUMING DILUTION:
    Stock options..........................................      --           502,513
    Warrants...............................................      --           138,965
                                                             ----------    ----------
                                                             $6,516,730    11,066,728      $0.59
                                                             ----------    ----------
                                                             ----------    ----------
                                                            FOR THE YEAR ENDED DECEMBER 31, 2000
                                                            -------------------------------------
                                                                                        PER SHARE
                                                               INCOME        SHARES      AMOUNT
                                                               ------        ------      ------
BASIC EPS AND ASSUMING DILUTION:
    Net (loss) applicable to common shares................  $(18,812,361)  11,387,836    $(1.65)
                                                            ------------   ----------    ------
                                                            ------------   ----------    ------

    At December 31, 2000, substantially all options exercise prices exceeded the market price of the Company's common stock. At December 31, 2000, outstanding options to purchase 2,187,519 shares of common stock are antidilutive and excluded from the computation of diluted loss per share at December 31, 2000.

15. RESTRUCTURING AND OTHER CHARGES

    During fiscal 2000, the Company recorded a pre-tax restructuring charge of $601,600 for a headcount reduction of 71 employees and other costs associated with the consolidation of the Company's development centers into two rather than three facilities. These restructuring actions occurred in the Company's fourth fiscal quarter and were taken to align the Company's cost structure with the prevailing market conditions and to create a more flexible and efficient organization. Payments for this restructuring began in January 2001.

    During the fourth fiscal quarter of 2000, the Company determined that the carrying value of certain acquired technology and goodwill exceeded its net realizable value as a result of rapid changes in technology and a reduced demand outlook caused by significant changes in business conditions. In accordance with Statement of Financial Accounting Standards No. 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of', the Company recorded a pre-tax charge of $1,368,000 for these impairments in asset value.

    As part of its announced strategy of exiting certain legacy businesses, in January 2001, the Company sold its subsidiary, Chengdu DSET Science and Technology Co., Ltd. In accordance with Statement of Financial Accounting Standards No. 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of', the Company recorded a pre-tax charge of $278,500 in the fourth fiscal quarter of 2000 against the remaining investment in the subsidiary.

                       DSET CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 2000

16. SUBSEQUENT EVENT

    In March 2001, the Company deemed it necessary to have a workforce reduction in the United States and to close its Canadian subsidiary due to the changing and unpredictable conditions in the marketplace, the discontinuance of product lines and in an effort to conserve cash. The Company will record an impairment charge of approximately $2.2 million for the carrying value of certain licenses in the Canadian market. Headcount is being reduced by 47 employees in the United States and Canada. Charges relating to severance, other employee related costs and facility closure are expected to total between $1.0 million to $1.5 million.

17. RELATED PARTY TRANSACTIONS

    During the year ended 2000, the Company extended three loans to its President and Chief Executive Officer totaling $902,728 with a 6% interest rate per annum with one due November 2000, one due May 2001 and one due October 2001. As of December 31, 2000, the President and Chief Executive Officer repaid $527,728 against these loans leaving an outstanding balance of $627,728 inclusive of a loan of $252,728 which originated in August 1999. The Company's President and Chief Executive Officer has pledged various personal assets including vested options to purchase the Company's stock, shares of the Company's Common Stock, personal real estate assets and various securities against these loans. The Company has recorded a provision of $350,000 for bad debt expense against these loans in the fourth quarter of 2000 for the amount of the loans that exceeds the estimated realizable value.

    In March 2001, the Company and its President and Chief Executive Officer entered into a new loan arrangement which consolidated the outstanding balance for all previous loans and provided for a four-year payment schedule with a balloon payment due at the end of the term.

18. SELECTED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following table presents certain condensed unaudited quarterly financial information for each of the eight most recent quarters in the period ended December 31, 2000. This information is derived from unaudited financial statements of the Company that include, in the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operation of such periods.

                       QUARTER   QUARTER   QUARTER   QUARTER    QUARTER   QUARTER   QUARTER   QUARTER
                        ENDED     ENDED     ENDED     ENDED      ENDED     ENDED     ENDED     ENDED
                       3/31/00   6/30/00   9/30/00   12/31/00   3/31/99   6/30/99   9/30/99   12/31/99
                       -------   -------   -------   --------   -------   -------   -------   --------
                                             (IN $000 EXCEPT PER SHARE AMOUNTS)
Revenue..............  $11,598   $16,234   $13,867   $ 5,343    $ 7,476   $ 9,118   $12,909   $15,126
Gross Profit.........    8,564    12,782     8,981     1,593      5,926     7,202    10,208    12,407
Net Income (Loss)....      921     2,171    (3,251)  (18,653)       572       653     2,135     3,157
Earnings (Loss) Per
  Share of Common
  Stock:
    Basic............     0.08      0.19     (0.28)    (1.65)      0.06      0.06      0.21      0.29
    Diluted..........     0.08      0.18     (0.28)    (1.65)      0.05      0.06      0.19      0.27

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of DSET Corporation:

    Our audits of the consolidated financial statements referred to in our report dated March 27, 2001, which appears in this Annual Report on Form 10-K, also included an audit of the financial statement schedule listed in Item 14(a)
(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                       /s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey
March 27, 2001

                     DSET CORPORATION AND ITS SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

- -----------------------------------------------------------------------------------------------------
                 COLUMN A                    COLUMN B       COLUMN C       COLUMN D        COLUMN E
- -----------------------------------------------------------------------------------------------------
                                             BALANCE AT    CHARGED TO                     BALANCE AT
                                            BEGINNING OF    COSTS AND                       END OF
               DESCRIPTION                     PERIOD       EXPENSES     DEDUCTIONS (a)     PERIOD
- -----------------------------------------------------------------------------------------------------
Year 2000
  Valuation reserve -- deferred tax
  asset...................................    $ --         $ 6,920,993     $  --          $ 6,920,993
Year 2000
  Allowance for doubtful accounts.........    $600,000     $13,378,237     $1,692,561     $12,285,676
Year 1999
  Allowance for doubtful accounts.........    $175,979     $   665,116     $  241,095     $   600,000
Year 1998
  Allowance for doubtful accounts.........    $125,979     $    50,000     $  --          $   175,979

- ---------

 (a) Amounts written off as uncollectible.


                          STATEMENT OF DIFFERENCES
                          ------------------------

 The trademark symbol shall be expressed as............................. 'TM'