Form 10-Q
period 2001-03-31
DSET CORP
filed 2001-05-15
CIK 1052196

                                                                  CONFORMED COPY

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  ------------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                         Commission File Number 0-23611

                                DSET CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                  New Jersey                                    22-3000022
--------------------------------------------------------------------------------------
        (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
        Incorporation or Organization)

1160 U. S. Highway 22, Bridgewater, New Jersey                     08807
--------------------------------------------------------------------------------------
    (Address of Principal Executive Offices)                    (Zip Code)


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

                             Yes:   X      No:
                                  -----         -----

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 1, 2001:

                      Class                  Number of Shares
            --------------------------       ----------------
            Common Stock, no par value           11,631,990


                                DSET CORPORATION

                               TABLE OF CONTENTS


                                                                               Page
                                                                               ----
PART I. FINANCIAL INFORMATION ................................................   1

        Item 1. Condensed Financial Statements ...............................   1

                Condensed Consolidated Balance Sheets as of March 31, 2001 and
                     December 31, 2000 .......................................   2

                Condensed Consolidated Statements of Income (Loss) and
                     Comprehensive Income (Loss) for the Three Months Ended
                     March 31, 2001 and 2000 .................................   3

                Condensed Consolidated Statements of Cash Flows for the Three
                     Months Ended March 31, 2001 and 2000 ....................   4

                Notes to Condensed Consolidated Financial Statements .........   5

        Item 2. Management's Discussion and Analysis of Financial Condition and
                Results of Operations .........................................  13

                Results of Operations .........................................  16

                Liquidity and Capital Resources ...............................  18

        Item 3. Quantitative and Qualitative Disclosures About Market Risk ....  20

PART II. OTHER INFORMATION ....................................................  21

        Item 2. Use of Proceeds ...............................................  21

        Item 5. Other Information .............................................  22

        Item 6. Exhibits and Reports on Form 8-K ..............................  22

SIGNATURES ....................................................................  23

                                       i


                         PART I. FINANCIAL INFORMATION


                          Item 1. Financial Statements

DSET Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
--------------------------------------------------------------------------------


                                                                             March 31,       December 31,
                                                                               2001             2000
                                                                            -----------      ------------
                                                                            (unaudited)       (unaudited)


Assets
Current assets:
  Cash and cash equivalents                                               $  6,384,234     $  7,314,254
  Marketable securities                                                     19,733,617       27,760,494
  Accounts receivable, net of allowance for doubtful accounts
    of $12,725,763 and $12,285,676                                           4,894,200        6,248,635
  Income taxes receivable                                                    3,438,397        3,561,201
  Prepaid licenses                                                             854,071          766,071
  Prepaid expenses and other current assets                                  1,081,117        1,768,709
                                                                          ------------     ------------
    Total current assets                                                    36,385,636       47,419,364

Acquired technology, net                                                     4,423,597        4,380,141
Software licenses, net                                                            --          2,257,101
Software development costs, net                                                403,469          435,746
Fixed assets, net                                                            4,762,336        4,999,684
Goodwill, net                                                                  862,800          928,141
Other assets, net                                                              920,501          762,381
                                                                          ------------     ------------
    Total assets                                                          $ 47,758,339     $ 61,182,558
                                                                          ============     ============

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accrued expenses                                   $  5,960,858     $  8,028,046
  Deferred revenues                                                          3,064,170        3,088,086
  Current portion of notes payable                                             837,004          872,129
  Current portion of capital lease obligation                                  138,367          138,367
                                                                          ------------     ------------
    Total current liabilities                                               10,000,399       12,126,628

Long-term notes payable                                                           --            409,901
Deferred  rent                                                                 520,486          505,264
Capital lease obligation                                                       389,135          423,304
                                                                          ------------     ------------
    Total liabilities                                                       10,910,020       13,465,097
                                                                          ------------     ------------

Commitments and contingencies

Shareholders' equity:
  Common stock, no par value; 40,000,000 shares authorized, 11,631,990 and 11,630,115 shares issued and outstanding at March 31, 2001
    and December 31, 2000, respectively                                     50,146,240       50,169,404
  Deferred stock compensation                                                  (40,897)         (59,371)
  Accumulated deficit                                                      (13,487,616)      (2,564,554)
  Accumulated other comprehensive income                                       230,592          171,982
                                                                          ------------     ------------
    Total shareholders' equity                                              36,848,319       47,717,461
                                                                          ------------     ------------
    Total liabilities and shareholders' equity                            $ 47,758,339     $ 61,182,558
                                                                          ============     ============


  The accompanying notes are an integral part of these condensed consolidated financial statements.


DSET Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
--------------------------------------------------------------------------------------

                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                               2001              2000*
                                                               ----              -----
                                                            (unaudited)       (unaudited)

Revenues:

  License revenues                                        $  1,521,160       $  8,095,419
  Service revenues                                           1,894,280          3,502,994
                                                          ------------       ------------

           Total revenues                                    3,415,440         11,598,413
                                                          ------------       ------------

Cost of revenues:
  License revenues                                             501,826            799,219
  Service revenues                                           1,990,663          2,235,645
                                                          ------------       ------------

           Total cost of revenues                            2,492,489          3,034,864
                                                          ------------       ------------

           Gross profit                                        922,951          8,563,549
                                                          ------------       ------------

Operating expenses:
  Sales and marketing                                        2,529,592          2,611,003
  Research and product development                           3,909,534          3,418,351
  General and administrative                                 1,852,265          1,294,500
  Bad debt expense                                             440,087             99,000
  Amortization of goodwill and other intangibles               100,117            103,284
  Restructuring and other charges                            3,428,918               --
                                                          ------------       ------------
           Total operating expenses                         12,260,513          7,526,138
                                                          ------------       ------------

           Operating (loss) income                         (11,337,562)         1,037,411

Interest expense and other income (expense)                    (46,928)           (55,299)
Interest income                                                490,265            398,434
                                                          ------------       ------------

(Loss) income before income taxes                          (10,894,225)         1,380,546

Provision  for income taxes                                     28,837            459,846
                                                          ------------       ------------

Net (loss) income                                         $(10,923,062)      $    920,700
                                                          ============       ============

Other comprehensive income (loss), net of tax
 Unrealized appreciation on investments                         56,941             97,507
 Cumulative translation adjustment                               1,669               (720)
                                                          ------------       ------------
           Comprehensive (loss) income                    $(10,864,452)      $  1,017,487
                                                          ============       ============
Net (loss) income applicable to common shares             $(10,923,062)      $    920,700
                                                          ============       ============
Net (loss) income per common share                        $      (0.94)      $       0.08
                                                          ============       ============
Weighted average number of common shares
  outstanding                                               11,631,365         11,037,458
                                                          ============       ============
Net (loss) income per common share assuming dilution      $      (0.94)      $       0.08
                                                          ============       ============
Weighted average number of common shares and
  common equivalent shares outstanding                      11,631,365         12,116,680
                                                          ============       ============


* Certain amounts have been reclassified for comparative purposes.

  The accompanying notes are an integral part of these condensed consolidated financial statements.

DSET Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------


                                                                      Three Months Ended March 31,
                                                                  ----------------------------------
                                                                      2001                2000*
                                                                      ----                 -----
                                                                   (unaudited)         (unaudited)
Cash flows from operating activities:
  Net (loss) income                                              $(10,923,062)      $    920,700
  Adjustments to reconcile net (loss) income to net cash
    provided by (used in) operating activities:
    Deferred income taxes                                                --             (133,616)
    Tax benefit from exercise of stock options                           --            1,775,415
    Stock based compensation charges                                   (9,227)            32,905
    Depreciation                                                      352,991            233,181
    Amortization                                                      421,964            207,199
    Loss on disposal of assets                                           --                  475
    Bad debt expense                                                  440,087             99,000
    Restructuring and other charges                                 2,895,825               --
    Changes in assets and liabilities:
      Accounts receivable, net                                        914,348          5,573,994
      Prepaid licenses                                                (88,001)          (790,000)
      Prepaid assets and other current assets                         679,992           (186,515)
      Other assets                                                   (192,895)            (9,897)
      Accounts payable and accrued expenses                        (2,148,970)           734,316
      Deferred rent                                                    15,222               --
      Income taxes payable and receivable                             122,804         (1,739,932)
      Deferred revenues                                               (23,916)         1,581,672
                                                                 ------------       ------------
        Net cash (used in) provided by operating activities        (7,542,838)         8,298,897
                                                                 ------------       ------------
Cash flows from investing activities:
  Purchases of marketable securities                                     --          (10,427,655)
  Redemption of marketable securities                               8,083,818          9,978,542
  Purchase of acquired technology                                    (347,035)              --
  Acquisition of fixed assets                                        (603,603)        (1,038,901)
                                                                 ------------       ------------
        Net cash provided by (used in) investing activities         7,133,180         (1,488,014)
                                                                 ------------       ------------
Cash flows from financing activities:
  Loans to officers and shareholders                                     --             (200,000)
  Repayments of loans from officers and shareholders                    7,600               --
  Repayments of notes payable                                        (500,000)          (528,530)
  Repayments of capital lease obligation                              (34,169)           (42,192)
  Proceeds from the exercise of stock options and warrants              4,538          1,115,693
                                                                 ------------       ------------
        Net cash (used in) provided by financing activities          (522,031)           344,971
                                                                 ------------       ------------
  Effect of foreign exchange rate changes on cash                       1,669               --
                                                                 ------------       ------------
       Net (decrease) increase in cash and cash equivalents          (930,020)         7,155,854
                                                                 ------------       ------------

  Cash and cash equivalents, beginning of period                    7,314,254          2,212,759
                                                                 ------------       ------------
  Cash and cash equivalents, end of period                       $  6,384,234       $  9,368,613
                                                                 ============       ============

Supplemental disclosure of cash flow information:
  Cash (received) paid during the period for income taxes        $   (123,933)      $    572,350
  Cash paid during the period for interest                       $     36,528       $     18,464


* Certain amounts have been reclassified for comparative purposes.


  The accompanying notes are an integral part of these condensed consolidated financial statements.

DSET Corporation and Subsidiaries
March 31, 2001
Notes to Condensed Consolidated Financial Statements (unaudited)


1. Basis of Presentation

   The condensed consolidated financial information presented as of March 31, 2001 and for the three-month periods ended March 31, 2001 and 2000 is unaudited, but in the opinion of DSET Corporation's ("DSET" or the "Company") management, contains all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 2001 and the results of its operations and cash flows for the three-month periods ended March 31, 2001 and 2000. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements and accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The December 31, 2000 balance sheet data contained in this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

   Results for the interim period are not necessarily indicative of results that may be expected for the entire year.

2. Summary of Significant Accounting Policies

   Consolidation

   The condensed consolidated financial statements include all wholly-owned subsidiaries from the respective dates of their acquisition or formation. The consolidated entity includes DSET Corporation and its wholly-owned subsidiaries, DSET Acquisition Corp., a Delaware corporation; Konark Inc. ("Konark"), a California corporation; PIC Technologies, Inc., a Delaware corporation; Chengdu DSET Science & Technology Co., Ltd. (China) (see Note
   7); and DSET Canada, Inc. (Canada). All intercompany transactions have been eliminated in consolidation.

   Cash and Cash Equivalents

   The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

DSET Corporation and Subsidiaries
March 31, 2001
Notes to Condensed Consolidated Financial Statements (unaudited)



   Marketable Securities

   The marketable securities held by the Company are considered to be available-for-sale securities and are reported at fair value. Unrealized appreciation was $237,000 (net of deferred taxes of $133,000) at March 31, 2001. Cost is determined on a specific identification basis.

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

   Goodwill

   The Company amortizes goodwill using a straight-line method over an estimated useful life of five years. The Company periodically assesses the realizability of the asset based on estimated future cash flows. Accumulated amortizaton was $507,000 as of March 31, 2001 and $442,000 as of December 31, 2000.

   Software Development Costs

   Capitalization of software development costs begins on establishment of technological feasibility. Costs incurred prior to establishment of technological feasibility are charged to research and product development expense. The ongoing assessment of recoverability of capitalized costs requires considerable judgement by management with respect to certain factors, including the anticipated future gross revenues, estimated economic life and changes in technology. These factors are considered on a product-by-product basis. Amortization of software development costs is the greater amount computed using (a) the ratio that current gross revenues for a product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life ranging from three to five years of the product including the period being reported on. Accumulated amortization was approximately $242,000 as of March 31, 2001 and $210,000 as of December 31, 2000.

   Acquired Technology

   Acquired technology represents the costs of feasible technology acquired from external sources. At March 31, 2001, acquired technology mainly reflects the purchase of certain assets of Network Programs LLC ("NPL") and Konark Inc., as well as related costs to

DSET Corporation and Subsidiaries
March 31, 2001
Notes to Condensed Consolidated Financial Statements (unaudited)



   acquire such assets. Accumulated amortization was $1,380,000 as of March 31, 2001 and $1,197,000 as of December 31, 2000. In the quarter ended March 31, 2001, the Company purchased acquired technology of approximately $347,000 for technology associated with EZ911 Connector. Amortization of acquired technology is the greater of the amount computed using (a) the ratio that current gross revenues for a product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life ranging from three to five years of the product including the period being reported on.

   Research and Product Development

   Research and product development costs are charged to expense as incurred. However, the costs incurrred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established.

   Long-Lived Assets

   The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future net cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated undiscounted future net cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. Fair value is generally measured by discounting expected future net cash flows at the rate the Company utilizes to evaluate potential investments (see Note 7).

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

DSET Corporation and Subsidiaries
March 31, 2001
Notes to Condensed Consolidated Financial Statements (unaudited)



   Service revenue from maintenance contracts is deferred and recognized over the term of the respective contracts (typically twelve months).

   Revenues under software arrangements involving multiple elements of a sale are allocated to each element based on vendor specific objective evidence of the value of elements.

   Income Taxes

   The Company utilizes an asset and liability approach for financial reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred tax assets to the amount expected to be realized.

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

   Use of Estimates in the Preparation of Financial Statements

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for certain items such as the allowance for doubtful accounts, depreciation and amortization, future revenue streams from its products and income taxes. Additionally, the Company evaluates the useful lives of its acquired technology and software development costs based upon changes in technology and industry conditions.

   Reclassifications

   Certain amounts in 2000 have been reclassified to conform to the current period presentation.

DSET Corporation and Subsidiaries
March 31, 2001
Notes to Condensed Consolidated Financial Statements (unaudited)



   New Accounting Standards

   On June 15, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. To date the Company has not invested in derivative instruments and has not engaged in hedging activities. Accordingly, the adoption of SFAS 133 did not have an impact on the Company's results of operations, cash flows or its financial position. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Drivative Instruments and Certain Hedging Activities" ("SFAS 138"). SFAS 138 addresses certain issues related to the implementation of SFAS 133, but did not change the basic accounting model of SFAS 133.

3. Debt Obligations

   a) Capital Lease Obligation

   In June 1999, the Company entered into a five-year capital lease agreement mainly for office furniture and fixtures in the Company's facilities in Bridgewater, New Jersey and Plano, Texas at an annual rate of 8.21%. Annual lease payments approximate $180,000. Assets recorded under this lease are included in fixed assets as follows:

                                              March 31, 2001          December 31, 2000
                                              --------------          -----------------
Furniture and fixtures                           $ 743,462                  $ 743,462

Accumulated amortization                          (185,866)                  (159,313)
                                                 ---------                  ---------
                                                 $ 557,596                  $ 584,149
                                                 =========                  =========

   b) Lines of Credit

   In August 2000, the Company renewed an unsecured revolving credit facility with a bank increasing the line of credit to $5 million. Borrowings under this line of credit bear interest at the bank's prime rate (7.50% at March 31, 2001) less 0.25% on amounts outstanding of less than $1 million and at the bank's prime rate for aggregate principal amounts exceeding $1 million. No borrowings under this line were outstanding at March 31, 2001 or December 31, 2000. This credit facility contains, among other provisions, a covenant which restricts the Company's ability to pay cash dividends. At March 31, 2001 and December 31, 2000,

DSET Corporation and Subsidiaries
March 31, 2001
Notes to Condensed Consolidated Financial Statements (unaudited)


   the "earnings before income taxes, depreciation and amortization" ("EBITDA") covenant was not met. The Company has applied for a waiver of this covenant.

   c) Notes Payable

   As part of the acquisition of Konark, the Company paid $1.0 million in cash and issued a $2.5 million non-interest bearing note payable which has been discounted at 8.25%. Interest expense is accreted monthly and totalled $25,000 at March 31, 2001. The note is payable in five installments, and matures on March 1, 2002.

   As of March 31, 2001, future payments under the notes are as follows:

                                       Principal
Year Ending December 31,               Payments
------------------------               ---------
2001                                $  500,000
2002                                   500,000
                                    ----------
                                     1,000,000

Less:  Unamortized interest           (162,996)
                                    ----------
Present value of notes payable         837,004

Less:  Current portion                 837,004
                                    ----------
Long-term portion                   $        0
                                    ==========



4. Revenue Concentration

   The Company had one customer accounting for 37% of revenues for the quarter ended March 31, 2001 and one customer which accounted for 20% of revenues for the quarter ended March 31, 2000. The Company had one customer accounting for 14% of accounts receivable, net at March 31, 2001 and one customer accounting for 23% of accounts receivable, net at December 31, 2000. The Company derives a portion of its revenues from international sales which constituted approximately 1.3% and 6.0% of the Company's total revenues in the first quarter of 2001 and 2000, respectively. International sales are derived from Europe (primarily Italy and Germany), and Asia (primarily Korea, China and Japan). The Company's international sales currently are United States dollar-denominated. As a result, an increase in the value of the United States dollar relative to foreign currencies could make the Company's products and services less competitive in international markets.

DSET Corporation and Subsidiaries
March 31, 2001
Notes to Condensed Consolidated Financial Statements (unaudited)


5. Earnings Per Share

   The Company calculates, presents and discloses earnings per share ("EPS") in accordance with SFAS No. 128, "Earnings per Share". The statement defines two earnings per share calculations, basic and assuming dilution. The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing net income available to common stock by the weighted average shares outstanding. The objective of diluted EPS is consistent with that of basic EPS, that is to measure the performance of an entity over the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period. The calculation of diluted EPS is similar to basic EPS except the denominator is increased for the conversion of potential common shares. No potential dilutive common shares were outstanding because of the Company's net loss for the three month period ended March 31, 2001. The following table is a reconciliation of the numerator and denominator under each method:



                                               For the Three Months Ended March 31,
                                               ------------------------------------
                                              2001                                2000
                               ---------------------------------    -----------------------------
                                Net                   Per Share      Net                Per Share
                               Loss          Shares     Amount      Income     Shares     Amount
                               ---           ------     ------      ------     ------     ------
Basic EPS:
Net (loss) income
applicable to
common shares               $(10,923,062)  11,631,365   $(0.94)   $920,700  11,037,458    $0.08

Assuming
dilution:

Stock options                          -            -                    -   1,036,207
Warrants                               -            -                    -      43,015
                            ------------   ----------             --------  ----------
                            $(10,923,062)  11,631,365   $(0.94)   $920,700  12,116,680    $0.08
                            ============   ==========             ========  ==========


At March 31, 2001 substantially all option exercise prices exceeded the market price of the Company's common stock. At March 31, 2001, outstanding options to purchase 2,281,852 shares of common stock are antidilutive and excluded from the computation of diluted loss per share at March 31, 2001.


6. Related Party Transactions

DSET Corporation and Subsidiaries
March 31, 2001
Notes to Condensed Consolidated Financial Statements (unaudited)


   During the year ended 2000, the Company extended three loans to its President and Chief Executive Officer totaling $902,728 with a 6% interest rate per annum with one due November 2000, one due May 2001 and one due October 2001. As of December 31, 2000, the President and Chief Executive Officer repaid $527,728 against these loans leaving an outstanding balance of $627,728 inclusive of a loan of $252,728, which originated in August 1999. The Company's President and Chief Executive Officer has pledged various personal assets including vested options to purchase the Company's stock, shares of the Company's Common Stock, personal real estate assets and various securities against these loans. The Company recorded a provision of $350,000 for bad debt expense against these loans in the fourth quarter of 2000 for the amount of the loans that exceeds the estimated realizable value.

   In March 2001, the Company and its President and Chief Executive Officer entered into a new loan arrangement which consolidated the outstanding balance for all previous loans and provided for a four-year payment schedule with a balloon payment due at the end of the term.

7. Restructuring and Other Charges

   In January 2001, the Company sold its subsidiary, Chengdu DSET Science and Technology Co., Ltd. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company recorded a pre-tax charge of $278,500 in the fourth fiscal quarter of 2000 against the remaining investment in the subsidiary.

   In March 2001, the Company deemed it necessary to reduce the workforce in the United States and to close its Canadian subsidiary due to the changing and unpredictable conditions in the marketplace, the discontinuance of product lines and in an effort to conserve cash. The Company recorded an impairment charge of approximately $2.2 million in the first quarter of 2001 for the carrying value of the Daleen license in the Canadian market.

   The approximate restructuring charges are summarized as follows:

         Daleen software license asset impairment                              $2,174,000

         DSET USA and DSET Canada Inc. - work force reduction                     378,000

         DSET USA and DSET Canada Inc. - asset impairments and future
         lease payments                                                           847,000

         Other                                                                     30,000
                                                                               ----------
         Total First Quarter 2001 Restructuring and other charges              $3,429,000
                                                                               ==========

   The amount paid relating to this restructuring and other charges was approximately $533,000 for the quarter ended March 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         DSET is a leading provider of software solutions and services principally for the North American telecommunications marketplace. The DSET suite of electronic-bonding gateways interconnects the operations support systems ("OSSs") of competing telecommunications service providers ("CSPs"), with the OSSs of incumbent local exchange carriers ("ILECs") and other trading partners that must trade information and share network capabilities to serve customers. The US Federal Telecommunications Act of 1996 encourages competition among providers of local phone services by requiring ILECs to allow new CSPs to access the ILEC's OSSs and lease portions of their networks. Hundreds of CSPs are vying to win customers from the ILECs by offering better pricing and service. With DSET solutions, CSPs can build trading partner networks that assist "provisioning" or "service-fulfillment" of phone service for new customers in days rather than weeks. In addition, DSET solutions help CSPs maintain a higher level of quality of service for their existing customers.

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

         In January 2001, the Company sold its subsidiary, Chengdu DSET Science and Technology Co., Ltd. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company recorded a pre-tax charge of $278,500 in the fourth fiscal quarter of 2000 against the remaining investment in the subsidiary.

         In March 2001, the Company deemed it necessary to have an additional workforce reduction in the United States and to close its Canadian subsidiary due to the changing and unpredictable conditions in the marketplace, the discontinuance of certain product lines and in an effort to conserve cash. The Company recorded an impairment charge of approximately $2.2 million in the first quarter of 2001 for the carrying value of certain licenses related to the Canadian market. Headcount was reduced by 47 employees in the United States and Canada.

Charges relating to severance, lease payments and facility closure were approximately $1.2 million. The Company may be required to reduce its expenses in the future which may result in additional charges.

         The Company's return to profitability will depend on the market for OSS interconnection products and services. The CSPs have experienced a decrease in funding due to, among other factors, concerns over their business models. This decrease in funding has forced CSPs to stop spending on many capital projects, including DSET gateways. Many of the Company's targeted customers have already purchased billing and order management systems but have decided to delay their purchases of gateways until the funding climate improves and the order flow from their customers increases. These purchasing delays not only occurred at large well-funded CSPs, but also at start-up CSPs. This funding crisis also affected the Company's collection efforts since many customers experienced financial difficulties and were unable to pay the Company. While the Company believes that it has adequately reserved for doubtful accounts, no assurance can be made that no additional customers will be unable to pay or go bankrupt.

         For the quarters ended March 31, 2001 and 2000, the Company derived approximately 44.5% and 69.8%, respectively, of its total revenues from license revenues and approximately 55.5% and 30.2%, respectively, of its total revenues from service revenues. During the first quarter of 2001, revenues generated from CSPs were approximately $2.8 million and revenues generated from network equipment vendors for local number portability ("LNP") solutions, application development tools and related services were approximately $600,000. During the first quarter of 2000 revenues generated from CSPs were $7.0 million and revenues generated from network equipment vendors were approximately $4.6 million.

         DSET's license revenues from CSPs are derived from the sale of electronic-bonding gateways to CSPs under contracts that provide for license fees. Prices for licenses of the CSPs' products range from $115,000 to $500,000. The total price of a license sale to a customer depends on the number of licensed products and the number of trading partners. License revenues are derived from the sale of LNP solutions and application development tools to customers under contracts that generally provide for license fees and run-time royalty fees. Prices for development licenses of the Company's LNP solutions and application development tool suites can range from approximately $150,000 to $400,000, depending on the number of licensed components and development users. The Company's license agreements for application development tools also typically provide for run-time royalty fees that are earned at the time of deployment by equipment vendors to telecommunications carriers of network devices that have embedded applications built with the Company's software. A run-time license permits an equipment vendor to incorporate applications developed with the Company's software tools in such vendor's telecommunications network devices. License revenues from development licenses are recognized at the time the product is shipped to the customer. Run-time royalty fees are recognized as the Company is notified of such deployment. Notification is typically received from customers pursuant to quarterly reports or via purchase orders for individual licenses.

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

         The Company had one customer accounting for 37% of revenues for the quarter ended March 31, 2001 and one customer, which accounted for 20% of revenues for the quarter ended March 31, 2000. The Company had one customer accounting for 14% of accounts receivable, net at March 31, 2001 and one customer accounting for 23% of accounts receivable, net at December 31, 2000. The Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. In addition, the Company anticipates that its results of operations in any given period will also continue to depend on its customers' cash flow and ability to obtain external financing. As a result of this customer concentration and the uncertainty in the Company's financing, the Company's revenues from quarter to quarter, financial condition and results of operations may be subject to substantial period-to-period fluctuations.


         The Company's costs of license revenues consist primarily of royalties paid to third party software companies and the amortization of acquired technology and capitalized software development costs. The Company generally is not contractually obligated to make minimum royalty payments. Costs of service revenues include primarily payroll, related benefit costs, personnel and other operating expenses. Sales and marketing expenses consist of salaries, commissions and bonuses paid to sales and marketing personnel, as well as travel and promotional expenses. Research and product development expenses encompass primarily software engineering personnel costs, costs of third-party equipment, costs associated with customer satisfaction and quality and software utilized for development purposes. Research and product development expenses are charged to operations as such costs are incurred. The Company's research and development projects are evaluated for technological feasibility in order to determine whether they meet capitalization requirements. General and administrative expenses are comprised of personnel costs and occupancy costs for administrative, executive and finance personnel.

         During the year ended December 31, 1997, deferred stock compensation of $876,000 was recorded for options granted. This amount has been amortized to compensation expense over the vesting period of the options (two to four years). At March 31, 2001, the remaining unamortized deferred stock compensation balance was approximately $41,000.

         The Company primarily markets and sells its products and services through a direct sales force in North America.

         The Company derives a portion of its revenues from international sales, which constituted approximately 1% and 6% of the Company's total revenues in the first quarter of 2001 and 2000, respectively. International sales are derived from Europe (primarily Italy and Germany), and Asia (primarily Korea, China and Japan). The Company's international sales currently are United States dollar-denominated. As a result, an increase in the value of the United States dollar relative to foreign currencies could make the Company's products and services less competitive in international markets.

Forward-Looking Statements

         Statements contained in this Form 10-Q that are not based on historical fact are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. Such forward-looking statements involve risks and uncertainties, including, but not limited to: (i) the substantial variability of the Company's quarterly operating results, (ii) the Company's dependence on the rapidly evolving telecommunications industry,
(iii) rapid technological change in the Company's industry, (iv) uncertainty in the Company's customers' cash flow and external financing environment, (v) the limited number of customers for a significant portion of the Company's revenue,
(vi) risks associated with market acceptance of the Company's new OSS gateways interconnection and LNP products, (vii) risks associated with intense competition in the industry, including competition for qualified technical personnel, (viii) the buying patterns of the telecommunications providers, (ix) the ongoing risk of that telecommunications providers will not get expected funding to advance their business model and (x) risks associated with acquisitions of businesses by the Company, including risks relating to unanticipated liabilities or expenses or lower than expected revenues of such acquired businesses. The success of the Company depends to a large degree upon increased demand by Telecom Service Providers for its new OSS Interconnection products and by network equipment vendors for its LNP products. As a result of such risks and others expressed from time to time in the Company's filings with the Securities and Exchange Commission, the Company's actual results may differ materially from the results discussed in or implied by the forward-looking statements contained herein.

Results of Operations

Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

         Revenues. Total revenues decreased by 70.6% to $3.4 million in the first quarter of 2001 from $11.6 million in the first quarter of 2000. License revenues decreased by 81.2% to $1.5 million in the first quarter of 2001 from $8.1 million in the first quarter of 2000. This decrease was attributable to a reduction in orders from customers due to financing issues of prospective customers. Service revenues decreased 45.9% to $1.9 million in the first quarter of 2001 from $3.5 million in the first quarter of 2000. This decrease was primarily attributable to less percentage of completion revenue recorded for custom carrier and network projects. Revenues recorded using the percentage of completion method of contract accounting amounted to $41,000 in the first quarter of 2001 as compared to $2.4 million in the first quarter of 2000.

         Gross profit. The Company's gross profit decreased 89.2% to $923,000 in the first quarter of 2001 from $8.6 million in the first quarter of 2000. Gross profit percentage for license revenues decreased to 67.0% in the first quarter of 2001 from 90.1% in the first quarter of 2000 due to a lower sales volume and amortization of acquired technology and capitalized software development costs. Gross profit percentage for service revenues decreased to -5.1% in the first quarter of 2001 from 36.2% in the first quarter of 2000. The decrease in gross profit percentages was primarily attributable to lower sales as there are fixed expenses within cost of goods sold.

         Sales and marketing expenses. Sales and marketing expenses decreased 3.1% to $2.5 million in the first quarter of 2001 from $2.6 million in the first quarter of 2000. The decrease in sales and marketing expenses was primarily attributable to lower commission expense offset in part by expenses relating to increased personnel and related costs resulting from the increase in the Company's sales and marketing force.

         Research and product development expenses. Research and product development expenses increased 14.4% to $3.9 million in the first quarter of 2001 from $3.4 million in the first quarter of 2000. The increase in research and product development expenses was due primarily to expansion in the number of new products under development and expenses relating to increase in personnel. In March 2001 an expense reduction plan was put in place, but the substantial effect of these actions will not be realized until the second quarter of 2001.

         General and administrative expenses. General and administrative expenses increased 43.0% to $1.9 million in the first quarter of 2001 from $1.3 million in the first quarter of 2000. The increase in general and administrative expenses was due primarily to occupancy, information technology personnel and additional professional fees. Due to the relocation of personnel to our Plano office, administrative departments have had to absorb a larger portion of the facilities costs of the Bridgewater facility.

         Bad debt expense. Bad debt expense increased to approximately $440,000 in the first quarter of 2001 from approximately $99,000 in the first quarter of 2000. The increase was due in part to the uncertainty in the cash flow and external financing for CSPs which continued to impact the Company's ability to collect its receivables.

         Restructuring and other charges. Restructuring and other chargers in the first quarter of 2001 were $3.4 million including an impairment charge of $2.2 million for the carrying value of certain licenses related to the Canadian market and $1.2 million in charges related to severance related to the March 2001 reduction in force and charges related to the facility closure in Canada.

         Amortization of goodwill. Amortization expense decreased to approximately $100,000 in the first quarter of 2001 as compared to $103,000 in the first quarter of 2000.

         Interest expense and other income (expense). Interest expense and other income and expense decreased to $47,000 for the first quarter of 2001 from $55,000 for the first quarter of 2000 due to lower principal balances.

         Interest income. Interest income increased to approximately $490,000 in the first quarter of 2001 as compared to approximately $398,000 in the first quarter of 2000. This increase was due primarily to the recognition of gains and losses on redemption of bonds and other securities.

         Income taxes. The Company's effective tax rate was approximately 0.3% and 33.3% for the first quarter of 2001 and 2000, respectively. The 2001 rate differs substantially from the statutory rate due to a valuation allowance of approximately $3.7 million against the deferred tax assets. In making this assessment, the Company considered the unpredictability of customers' funding and purchasing decisions. In the first quarter of 2000, the tax provision on the current period reflects an effective tax rate lower than the statutory tax rate due to state income taxes offset by utilization of research and development and foreign tax credits.

Liquidity and Capital Resources

         Since its inception in 1989, the Company has financed its operations primarily through cash generated by operations and cash raised through its March 1998 initial public offering. At March 31, 2001, the Company's cash, cash equivalents and marketable securities aggregated approximately $26.1 million, of which cash and cash equivalents aggregated approximately $6.4 million and marketable securities aggregated approximately $19.7 million. Marketable securities at March 31, 2001 were comprised of fixed income government securities and corporate bonds. The Company's working capital was $26.4 million and $35.3 million at March 31, 2001 and December 31, 2000, respectively.

         Accounts receivable, net, decreased to $4.9 million at March 31, 2001 from $6.2 million at December 31, 2000, primarily as a result of decreased quarterly sales, and an increase in allowance for doubtful accounts. Included in accounts receivable at March 31, 2001 was $15.3 million for trade receivables and $2.6 million for unbilled project revenue as compared to $16.1 million for trade receivables and $2.9 million for unbilled project revenue at December 31, 2000. The allowance for doubtful accounts was $12.7 million at March 31, 2001 as compared to $12.3 million at December 31, 2000. Unbilled project revenue is the excess amount of revenue recognized through percentage of completion that has not been billed to the customer. Payment terms to customers are generally net zero to net ninety days.

         The Company bills its foreign customers in U.S. dollars at agreed-upon contractual terms. Accounts receivable at March 31, 2001 includes approximately $381,000 from foreign customers.

         The Company's capital expenditures were approximately $604,000 and $1.0 million for the three months ended March 31, 2001 and 2000, respectively.

         In June 1999, the Company entered into a five-year capital lease agreement at an annual interest rate of 8.21% for equipment, furniture and fixtures at its new office facilities. Assets recorded under this lease are included in fixed assets. Annual lease payments approximate $180,000.

         During August 2000, the Company renewed an unsecured revolving credit facility with a bank pursuant to which the Company may borrow up to a maximum of $5.0 million. Borrowings under this line of credit bear interest at the bank's prime rate less 0.25% on aggregate principal amounts outstanding of less than $1.0 million and at the bank's prime rate for aggregate principal amounts exceeding $1.0 million. No borrowings under this line were outstanding as of March 31, 2001. This credit facility contains, among other provisions, covenants which: (i) mandate the amount of working capital the Company must maintain at the end of each calendar quarter; and (ii) restrict the Company's ability to pay cash dividends. The unsecured revolving credit facility expires on August 5, 2004. At March 31, 2001 and December 31, 2000 the "earnings before income taxes, depreciation and amortization" ("EBITDA") covenant was not met. The Company has applied for a waiver of this covenant.

         The net proceeds received by the Company upon the consummation of its initial public offering in March 1998, pending specific application, were invested in short-term, investment-grade, interest-bearing instruments and have been used to finance operations.

         The Company believes that its existing available cash and marketable securities, its revolving credit facility and the cash flow expected to be generated from operations will be adequate to satisfy its current and planned operations for at least the next 12 months. There can be no assurance, however, that the Company will not require additional financing prior to such time to fund its operations or possible acquisitions.

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

         The Company believes the market risk exposure with regard to marketable securities held in the investment portfolio is limited to changes in quoted market prices for such securities. Based upon the composition of the Company's marketable securities at March 31, 2001, the Company does not believe an adverse change in quoted market prices would be material to its results of operations.

                           PART II. OTHER INFORMATION

Item 2. Use of Proceeds

         Use of Proceeds from Initial Public Offering

         On March 12, 1998, the Commission declared effective the Company's Registration Statement (Registration Statement No. 333-43827) as filed with the Commission in connection with the Company's initial public offering of Common Stock, which was managed by BT Alex. Brown Incorporated, BancAmerica Robertson Stephens and SoundView Financial Group, Inc. Pursuant to such Registration Statement, the Company registered and sold an aggregate of 2,500,000 shares of its Common Stock, for a gross aggregate offering price of $40.0 million. The Company incurred underwriting discounts and commissions of approximately $2.8 million. In connection with such offering, the Company incurred total expenses of approximately $1.1 million. As of March 31, 2001, the remainder of the $36.1 million in net proceeds received by the Company upon consummation of such offering, pending specific application, were invested in short-term, investment-grade, interest-bearing instruments and have been used to finance operations.

         On January 25, 1999, DSET Acquisition Corp., a wholly-owned subsidiary of the Company consummated the acquisition of certain assets of NPL. The purchase price consisted of $2.5 million payable in cash to NPL and professional fees of $158,000. NPL provided specialized software to CSPs.

         On September 30, 1999, the Company purchased Konark and related technologies for approximately $3.3 million in cash and certain deferred payments plus professional fees and the related deferred tax liabilities. Konark provided software which enabled CSPs to rapidly activate new services for their customers.

         In June 2000 and July 2000, the Company purchased exclusive worldwide licenses for various products from Daleen Technologies, Inc. for $2.5 million payable in cash. A royalty will also be due based on future sales. Subsequently, in March 2001, due to changing and unpredictable conditions in the marketplace and in an effort to conserve cash, the Company decided to abandon this product line and recorded an impairment charge of approximately $2.2 million for the carrying value of this license.

         For working capital restrictions and limitations on the payment of dividends, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Item 5. Other Information.

Item 6. Exhibits and Reports on Form 8-K.

   (a)   Exhibits.
         None.

   (b)   Reports on Form 8-K.

         No Reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DSET CORPORATION

DATE: May 15, 2001                      By: /s/ William P. McHale, Jr.
                                            -----------------------------------
                                            William P. McHale, Jr., President
                                            and Chief Executive Officer
                                            (Principal Executive Officer)


DATE: May 15, 2001                      By: /s/ Bruce M. Crowell
                                            -----------------------------------
                                            Bruce M. Crowell
                                            Vice President and Chief Financial
                                            Officer
                                            (Principal Financial and Accounting
                                            Officer)