Form 10-Q
period 2001-06-30
DSET CORP
filed 2001-08-14
CIK 1052196

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              -------------------

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                                 (908) 526-7500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                              -------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 1, 2001:

CLASS                                                         NUMBER OF SHARES
-----                                                         ----------------
Common Stock, no par value..................................     11,629,419

________________________________________________________________________________

                                DSET CORPORATION
                               TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----
PART I.  FINANCIAL INFORMATION.................................................    1
          Item 1.  Condensed Consolidated Financial Statements.................    1
                   Condensed Consolidated Balance Sheets as of June 30, 2001
                     and December 31, 2000.....................................    1
                   Condensed Consolidated Statements of (Loss) Income and
                     Comprehensive (Loss) Income for the Three and Six Months
                     Ended June 30, 2001 and 2000..............................    2
                   Condensed Consolidated Statements of Cash Flows for the Six
                     Months Ended June 30, 2001 and 2000.......................    3
                   Notes to Condensed Consolidated Financial Statements........    4
          Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.................................   13
                   Results of Operations -- Three Months Ended June 30, 2001...   17
                   Results of Operations -- Six Months Ended June 30, 2001.....   18
                   Liquidity and Capital Resources.............................   19
          Item 3.  Quantitative and Qualitative Disclosures About Market
                     Risk......................................................   20

PART II.  OTHER INFORMATION....................................................   21
          Item 2.  Use of Proceeds.............................................   21
          Item 4.  Submission of Matters to a Vote of Security Holders.........   21
          Item 5.  Other Information...........................................   22
          Item 6.  Exhibits and Reports on Form 8-K............................   22

SIGNATURES.....................................................................   23

                        PART I -- FINANCIAL INFORMATION.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       DSET CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                JUNE 30,       DECEMBER 31,
                                                                  2001             2000*
                                                                  ----             -----
ASSETS
Current assets:
    Cash and cash equivalents...............................  $  5,901,946      $ 7,314,254
    Marketable securities...................................    15,087,610       27,760,494
    Income taxes receivable.................................     3,349,903        3,561,201
    Accounts receivable, net of allowance for doubtful
      accounts of $13,000,000 and $12,285,676 at June 30,
      2001 and December 31, 2000, respectively..............     1,577,582        6,248,635
    Prepaid licenses........................................     1,204,185          766,071
    Prepaid expenses and other current assets...............       701,090        1,768,709
                                                              ------------      -----------
        Total current assets................................    27,822,316       47,419,364
Acquired technology, net....................................       747,500        4,380,141
Software licenses, net......................................            --        2,257,101
Software development costs, net.............................            --          435,746
Fixed assets, net...........................................     4,023,943        4,999,684
Goodwill, net...............................................       374,750          928,141
Other assets, net...........................................     1,932,072          762,381
                                                              ------------      -----------
        Total assets........................................  $ 34,900,581      $61,182,558
                                                              ------------      -----------
                                                              ------------      -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses...................  $  4,045,133      $ 7,380,850
    Accrued restructuring expenses..........................     2,345,839          647,196
    Deferred revenues.......................................     2,983,414        3,088,086
    Current portion of notes payable........................       837,004          872,129
    Current portion of capital lease obligation.............       138,367          138,367
                                                              ------------      -----------
        Total current liabilities...........................    10,349,757       12,126,628
Long-term notes payable.....................................            --          409,901
Deferred rent...............................................       527,497          505,264
Capital lease obligation....................................       354,209          423,304
                                                              ------------      -----------
        Total liabilities...................................    11,231,463       13,465,097
                                                              ------------      -----------
Shareholders' Equity:
    Common stock, no par value; 40,000,000 shares
      authorized, 11,629,419 and 11,627,544 shares issued
      and outstanding at June 30, 2001 and December 31,
      2000, respectively....................................    50,146,240       50,169,404
    Deferred stock compensation.............................       (27,265)         (59,371)
    Accumulated deficit.....................................   (26,644,033)      (2,564,554)
    Accumulated other comprehensive income..................       194,176          171,982
                                                              ------------      -----------
        Total shareholders' equity..........................    23,669,118       47,717,461
                                                              ------------      -----------
        Total liabilities and shareholders' equity..........  $ 34,900,581      $61,182,558
                                                              ------------      -----------
                                                              ------------      -----------

---------

*  Certain amounts have been reclassified for comparative purposes.

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       DSET CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND
                          COMPREHENSIVE (LOSS) INCOME
                                  (UNAUDITED)

                                           THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                           ----------------------------   --------------------------
                                               2001           2000*           2001          2000*
                                               ----           -----           ----          -----
Revenues:
    License revenues.....................  $    586,179    $12,205,568    $  2,107,339   $20,300,987
    Service revenues.....................     2,030,061      4,028,048       3,924,342     7,531,042
                                           ------------    -----------    ------------   -----------
        Total revenues...................     2,616,240     16,233,616       6,031,681    27,832,029
                                           ------------    -----------    ------------   -----------
Cost of revenues:
    License revenues.....................       524,064        899,219       1,025,890     1,698,438
    Service revenues.....................     1,564,951      2,552,328       3,555,615     4,787,973
                                           ------------    -----------    ------------   -----------
        Total cost of revenues...........     2,089,015      3,451,547       4,581,505     6,486,411
                                           ------------    -----------    ------------   -----------
        Gross profit.....................       527,225     12,782,069       1,450,176    21,345,618
                                           ------------    -----------    ------------   -----------
Operating expenses:
    Sales and marketing..................     2,119,597      4,146,346       4,649,189     6,257,349
    Research and product development.....     2,993,705      4,188,071       6,903,239     7,606,422
    General and administrative...........     1,416,865        995,096       3,269,130     2,635,733
    Bad debt expense.....................       545,188        613,331         985,275       866,194
    Amortization of goodwill and other
      intangibles........................       103,284        103,284         203,400       206,568
    Restructuring and other charges......     6,780,157             --      10,209,075            --
                                           ------------    -----------    ------------   -----------
        Total operating expenses.........    13,958,796     10,046,128      26,219,308    17,572,266
                                           ------------    -----------    ------------   -----------
        Operating (loss) income..........   (13,431,571)     2,735,941     (24,769,132)    3,773,352
Interest expense and other income
  (expense), net.........................       (30,661)       (40,754)        (77,589)      (96,053)
Interest income..........................       404,130        582,845         894,395       981,280
                                           ------------    -----------    ------------   -----------
(Loss) income before income taxes........   (13,058,102)     3,278,032     (23,952,326)    4,658,579
Provision for income taxes...............        98,315      1,106,534         127,153     1,566,381
                                           ------------    -----------    ------------   -----------
Net (loss) income........................  $(13,156,417)   $ 2,171,498    $(24,079,479)  $ 3,092,198
                                           ------------    -----------    ------------   -----------
                                           ------------    -----------    ------------   -----------
Other comprehensive (loss) income, net of
  tax:
    Unrealized (depreciation)
      appreciation on investments........       (55,805)        85,881           1,135       183,388
    Cumulative translation adjustment....        19,389            (27)         21,059          (747)
                                           ------------    -----------    ------------   -----------
        Comprehensive (loss) income......  $(13,192,833)   $ 2,257,352    $(24,057,285)  $ 3,274,839
                                           ------------    -----------    ------------   -----------
                                           ------------    -----------    ------------   -----------
Net (loss) income applicable to common
  shares.................................  $(13,156,417)   $ 2,171,498    $(24,079,479)  $ 3,092,198
                                           ------------    -----------    ------------   -----------
                                           ------------    -----------    ------------   -----------
Net (loss) income per common share.......  $      (1.13)   $      0.19    $      (2.07)  $      0.28
                                           ------------    -----------    ------------   -----------
                                           ------------    -----------    ------------   -----------
Weighted average number of common shares
  outstanding............................    11,629,419     11,420,067      11,629,108    11,228,763
                                           ------------    -----------    ------------   -----------
                                           ------------    -----------    ------------   -----------
Net (loss) income per common share
  assuming dilution......................  $      (1.13)   $      0.18    $      (2.07)  $      0.26
                                           ------------    -----------    ------------   -----------
                                           ------------    -----------    ------------   -----------
Weighted average number of common shares
  and common equivalent shares
  outstanding............................    11,629,419     12,204,396      11,629,108    12,056,417
                                           ------------    -----------    ------------   -----------
                                           ------------    -----------    ------------   -----------

---------

* Certain amounts have been reclassified for comparative purposes.

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       DSET CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED JUNE 30,
                                                              ---------------------------
                                                                  2001          2000*
                                                                  ----          -----
Cash flows from operating activities:
    Net (loss) income.......................................  $(24,079,479)  $  3,092,198
    Adjustments to reconcile net (loss) income to net cash
      (used in) provided by operating activities:
        Deferred income taxes...............................            --       (208,544)
        Tax benefit from exercise of stock options..........            --      2,117,448
        Stock based compensation charges....................         4,404         65,810
        Depreciation........................................       715,857        546,163
        Amortization........................................       763,498        692,617
        Loss on disposal of assets..........................         6,645            463
        Bad debt expense....................................       985,275        698,000
        Asset impairment....................................     7,483,455             --
        (Gain) loss on redemption of marketable
          securities........................................      (233,241)       255,000
        Changes in assets and liabilities:
            Accounts receivable.............................     3,685,778        192,261
            Prepaid licenses................................      (438,114)      (671,000)
            Income taxes payable and receivable.............       211,298       (824,861)
            Prepaid expenses and other current assets.......       806,695       (513,579)
            Other assets, net...............................        21,682         (9,318)
            Accounts payable and accrued expenses...........    (3,061,360)     1,001,044
            Accrued restructuring expenses..................     1,698,643             --
            Deferred revenues...............................      (104,672)     1,661,760
            Deferred rent...................................        22,233             --
                                                              ------------   ------------
                Net cash (used in) provided by operating
                  activities................................   (11,511,403)     8,095,462
                                                              ------------   ------------
Cash flows from investing activities:
    Purchases of marketable securities......................            --    (18,059,148)
    Redemption of marketable securities.....................    12,907,260     21,346,135
    Acquisition of technology...............................      (607,035)      (952,746)
    Acquisition of software licenses........................            --     (1,250,000)
    Acquisition of fixed assets.............................      (666,358)    (1,590,506)
    Proceeds from disposition of fixed assets...............            --          1,000
    Repayments of loans to officers and shareholders........         8,726             --
                                                              ------------   ------------
                Net cash provided by (used in) investing
                  activities................................    11,642,593       (505,265)
                                                              ------------   ------------
Cash flows from financing activities:
    Loans to ISPSoft, Inc...................................    (1,000,000)            --
    Repayments of notes payable.............................      (500,000)      (500,000)
    Repayments of capital lease obligation..................       (69,095)       (63,919)
    Proceeds from the exercise of stock options and
      warrants..............................................         4,538      1,806,685
                                                              ------------   ------------
                Net cash (used in) provided by financing
                  activities................................    (1,564,557)     1,242,766
                                                              ------------   ------------
    Effect of foreign exchange rate changes on cash.........        21,059           (747)
                                                              ------------   ------------
                Net (decrease) increase in cash and cash
                  equivalents...............................    (1,412,308)     8,832,216
                                                              ------------   ------------
    Cash and cash equivalents, beginning of period..........     7,314,254      2,212,759
                                                              ------------   ------------
    Cash and cash equivalents, end of period................  $  5,901,946   $ 11,044,975
                                                              ------------   ------------
                                                              ------------   ------------
Supplemental disclosure of cash flow information:
    Cash (received) paid during the period for income
      taxes.................................................  $   (118,150)  $    673,150
    Cash paid during the period for interest................  $     76,038   $     27,820
Non-cash activities:
    Deferred payment of software licenses...................  $         --   $  1,250,000

---------

* Certain amounts have been reclassified for comparative purposes.

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       DSET CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 2001

1. BASIS OF PRESENTATION

    The condensed consolidated financial information presented as of June 30, 2001 and for the three-month and six-month periods ended June 30, 2001 and 2000 is unaudited, but in the opinion of DSET Corporation's ('DSET' or the 'Company') management, contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of June 30, 2001, the results of its operations for the three-month and six-month periods ended June 30, 2001 and 2000, and its cash flows for the six-month periods ended June 30, 2001 and 2000. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements and accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The December 31, 2000 balance sheet data contained in this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

    Results for the interim period are not necessarily indicative of results that may be expected for the entire year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

    The condensed consolidated financial statements include all wholly-owned subsidiaries from the respective dates of their acquisition or formation. The consolidated entity includes DSET Corporation and its wholly-owned subsidiaries, DSET Acquisition Corp., a Delaware corporation; Konark Inc. ('Konark'), a California corporation; PIC Technologies, Inc., a Delaware corporation; Chengdu DSET Science & Technology Co., Ltd. (China); and DSET Canada, Inc. ('Canada'), (see Note 7). Effective January 8, 2001, China was sold. All intercompany transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

MARKETABLE SECURITIES

    The marketable securities held by the Company are considered to be available-for-sale securities and are reported at fair value. Unrealized appreciation was $181,000 (net of deferred taxes of $102,000) at June 30, 2001. Cost is determined on a specific identification basis.

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

                       DSET CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)
                                 JUNE 30, 2001

GOODWILL

    The Company amortizes goodwill using a straight-line method over an estimated useful life of five years. The Company periodically assesses the realizability of the asset based on estimated future cash flows. Accumulated amortizaton was $333,000 as of June 30, 2001 and $442,000 as of December 31, 2000. In June 2001, the Company decided to discontinue the sale of certain products (see Note 7). As a result, the Company recognized an asset impairment for the goodwill related to the discontinued products.

SOFTWARE DEVELOPMENT COSTS

    Capitalization of software development costs begins on establishment of technological feasibility. Costs incurred prior to establishment of technological feasibility are charged to research and product development expense. The ongoing assessment of recoverability of capitalized costs requires considerable judgement by management with respect to certain factors, including the anticipated future gross revenues, estimated economic life and changes in technology. These factors are considered on a product-by-product basis. Amortization of software development costs is the greater amount computed using
(a) the ratio that current gross revenues for a product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life ranging from three to five years of the product including the period being reported on. Accumulated amortization was zero as of June 30, 2001 and $210,000 as of December 31, 2000. In June 2001, the Company decided to discontinue the sale of certain products (see Note 7). As a result, the Company recognized an asset impairment for the capitalized software development costs related to the discontinued products.

ACQUIRED TECHNOLOGY

    Acquired technology represents the costs of feasible technology acquired from external sources. Amortization of acquired technology is the greater of the amount computed using (a) the ratio that current gross revenues for a product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life ranging from three to five years of the product including the period being reported on. Accumulated amortization was $263,000 as of June 30, 2001 and $1,197,000 as of December 31, 2000. In June 2001, the Company decided to discontinue the sale of certain products (see Note 7). As a result, the Company recognized an asset impairment for the acquired technology, related to discontinued products.

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

                       DSET CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)
                                 JUNE 30, 2001

impairment by comparing the carrying amount of the asset to its fair value. Fair value is generally measured by discounting expected future net cash flows at the rate the Company utilizes to evaluate potential investments.

REVENUE RECOGNITION

    License revenues are recorded when the software has been shipped to the Company's licensees and all significant obligations have been satisfied. Any contract holdbacks or contingent charges are recognized as revenue when they are satisfied. Custom gateway development service revenues are recognized over the period in which the service is performed based on the percentage of direct labor costs incurred to the total estimated direct labor costs.

    When the engineering of certain gateways is not yet completed, revenue is recognized on orders for that gateway using the percentage of completion method as defined above. Any revenue recognized in excess of amounts invoiced to the customer for progress billings are recorded as unbilled accounts receivable.

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

                       DSET CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)
                                 JUNE 30, 2001

useful lives of its acquired technology and software development costs based upon changes in technology and industry conditions.

RECLASSIFICATIONS

    Certain amounts in 2000 have been reclassified to conform to the current period presentation.

NEW ACCOUNTING STANDARDS

    In July 2001, the Financial Accounting Standards Board ('FASB') issued Statements of Financial Accounting Standard No. 141('SFAS 141') 'Business Combinations' and No. 142, ('SFAS 142') 'Goodwill and Other Intangible Assets'. SFAS 141 supersedes APB Opinion No. 16, 'Business Combinations' and SFAS 38, 'Accounting for Preacquisition Contingencies of Purchased Enterprises' and requires that all business combinations be accounted for by the purchase method and eliminates the pooling-of-interests method. SFAS 141 is effective for all business combinations completed after June 30, 2001 except for poolings initiated before July 1, 2001. SFAS 142 supersedes APB No. 17, 'Intangible Assets' and prohibits amortization of goodwill and other intangible assets that have an indefinite life. SFAS 142 is effective for all fiscal years beginning after December 15, 2001. However, all goodwill and intangible assets that are acquired after June 30, 2001 are immediately subject to SFAS 142.
DSET will account for the pending merger with ISPSoft Inc. (see Note 8) in accordance with SFAS 141 and SFAS 142.

3. DEBT OBLIGATIONS

a) CAPITAL LEASE OBLIGATION

    In June 1999, the Company entered into a five-year capital lease agreement mainly for office furniture and fixtures in the Company's facilities in Bridgewater, New Jersey and Plano, Texas at an annual rate of 8.21%. The annual lease payments approximate $180,000. As part of the reductions in workforce (see
Note 7), the Company recognized an asset impairment for certain assets under these leases as such assets will not be utilized. Assets recorded under this lease (adjusted for the restructuring discussed in Note 7) are included in fixed assets as follows:

                                                              JUNE 30,    DECEMBER 31,
                                                                2001          2000
                                                                ----          ----
Furniture and fixtures......................................  $ 412,777    $ 743,462
Accumulated amortization....................................   (117,937)    (159,313)
                                                              ---------    ---------
                                                              $ 294,840    $ 584,149
                                                              ---------    ---------
                                                              ---------    ---------

b) LINES OF CREDIT

    In August 2000, the Company renewed an unsecured revolving credit facility with a bank increasing the line of credit to $5.0 million. Borrowings under this line of credit bear interest at the bank's prime rate (6.75% at June 30, 2001) less 0.25% on amounts outstanding of less than $1.0 million and at the bank's prime rate for aggregate principal amounts exceeding $1.0 million. No borrowings under this line were outstanding at June 30, 2001 or December 31, 2000. This credit facility contains, among other provisions, a covenant which restricts the Company's ability to pay cash dividends. Since December 31, 2000, the 'earnings before income taxes, depreciation and amortization' ('EBITDA') covenant has not been met and therefore the line is not currently available.

                       DSET CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)
                                 JUNE 30, 2001

NOTES PAYABLE

    As part of the acquisition of Konark, the Company paid $1.0 million in cash and issued a $2.5 million non-interest bearing note payable which has been discounted at 8.25%. Interest expense is accreted monthly and totalled $25,000 for the three months ended June 30, 2001. The note is payable in five installments, and matures on March 1, 2002.

    As of June 30, 2001, all remaining payments under the notes are classified as short-term and are payable as follows:

                                                              PRINCIPAL
YEAR ENDING DECEMBER 31,                                       PAYMENTS
------------------------                                       --------
2001........................................................  $  500,000
2002........................................................     500,000
                                                              ----------
                                                               1,000,000

Less: Unamortized interest..................................    (162,996)
                                                              ----------
Present value of notes payable..............................  $  837,004
                                                              ----------
                                                              ----------

4. REVENUE CONCENTRATION

    The Company had two customers accounting for 14% and 10% of revenues, respectively, for the quarter ended June 30, 2001 and no customers which accounted for more than 10% of revenues for the quarter ended June 30, 2000. The Company had one customer which accounted for 27% of revenues for the six months ended June 30, 2001 and no customer who accounted for more than 10% of revenues for the six months ended June 30, 2000. The Company had seven customers each accounting for more than 10% of accounts receivable, net at June 30, 2001. Collectively, these seven customers accounted for 96% of accounts receivable, net at June 30, 2001. The Company had one customer accounting for 23% of accounts receivable, net at December 31, 2000. The Company derives a portion of its revenues from international sales which constituted approximately 1% and 3% of the Company's total revenues in the second quarter of 2001 and 2000, respectively. The Company's international sales currently are United States dollar-denominated. As a result, an increase in the value of the United States dollar relative to foreign currencies could make the Company's products and services less competitive in international markets.

5. EARNINGS PER SHARE

    The Company calculates, presents and discloses earnings per share ('EPS') in accordance with SFAS No. 128, 'Earnings per Share'. The statement defines two earnings per share calculations, basic and assuming dilution. The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing net income available to common stock by the weighted average shares outstanding. The objective of diluted EPS is consistent with that of basic EPS, that is to measure the performance of an entity over the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period. The calculation of diluted EPS is similar to basic EPS except the denominator is increased for the conversion of potential common shares. Due to the Company's net loss for the three month and six month periods ended June 30, 2001, all outstanding stock options are considered to be antidilutive. The following table is a reconciliation of the numerator and denominator under each method:

                       DSET CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)
                                 JUNE 30, 2001

                                               FOR THE THREE MONTHS ENDED JUNE 30,
                           ---------------------------------------------------------------------------
                                           2001                                   2000
                           -------------------------------------   -----------------------------------
                               NET                     PER SHARE      NET                    PER SHARE
                               LOSS         SHARES      AMOUNT       INCOME       SHARES      AMOUNT
                               ----         ------      ------       ------       ------      ------
BASIC EPS:
Net (loss) income
  applicable to common
  shares.................  $(13,156,417)  11,629,419    $(1.13)    $2,171,498   11,420,067     $0.19

ASSUMING DILUTION:
    Stock options........            --           --                       --       41,477
    Warrants.............            --           --                       --      742,852
                           ------------   ----------               ----------   ----------
                           $(13,156,417)  11,629,419    $(1.13)    $2,171,498   12,204,396     $0.18
                           ------------   ----------               ----------   ----------
                           ------------   ----------               ----------   ----------

                                                FOR THE SIX MONTHS ENDED JUNE 30,
                           ---------------------------------------------------------------------------
                                           2001                                   2000
                           -------------------------------------   -----------------------------------
                               NET                     PER SHARE      NET                    PER SHARE
                               LOSS         SHARES      AMOUNT       INCOME       SHARES      AMOUNT
                               ----         ------      ------       ------       ------      ------
BASIC EPS:
Net (loss) income
  applicable to common
  shares.................  $(24,079,479)  11,629,108    $(2.07)    $3,092,198   11,228,763     $0.28

ASSUMING DILUTION:
    Stock options........            --           --                       --       42,390
Warrants.................            --           --                       --      785,264
                           ------------   ----------               ----------   ----------
                           $(24,079,479)  11,629,108    $(2.07)    $3,092,198   12,056,417     $0.26
                           ------------   ----------               ----------   ----------
                           ------------   ----------               ----------   ----------

    At June 30, 2001 substantially all option exercise prices exceeded the market price of the Company's common stock. At June 30, 2001, outstanding options to purchase 2,029,165 shares of common stock are antidilutive and excluded from the computation of diluted loss per share for the three-month and six-month periods ended June 30, 2001. See Note 10 regarding the Company's reverse stock split.

6. RELATED PARTY TRANSACTIONS

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

                       DSET CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)
                                 JUNE 30, 2001

7. RESTRUCTURING AND OTHER CHARGES

    In January 2001, the Company sold its subsidiary, Chengdu DSET Science and Technology Co., Ltd. In accordance with Statement of Financial Accounting Standards No. 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of', the Company recorded a pre-tax charge of $278,500 in the fourth quarter of 2000 against the remaining investment in the subsidiary.

    In March 2001, the Company deemed it necessary to reduce the workforce in the United States and Canada by forty-seven employees, close its Canadian subsidiary, DSET Canada, Inc., due to the changing and unpredictable conditions in the marketplace, and discontinue certain product lines in an effort to conserve cash. The involuntary employee separations were mainly in research & development and professional services. The Company recorded an impairment charge of approximately $2.2 million in the first quarter of 2001 for the carrying value of a license acquired from Daleen, Inc. that allowed the Company to enter into the Canadian market.

    The approximate restructuring charges are summarized as follows:

Daleen software license asset impairment....................  $2,174,000
U.S. and Canadian work force reduction......................     378,000
U.S. and Canadian fixed asset impairments and future
  non-refundable lease payments.............................     847,000
Other.......................................................      30,000
                                                              ----------
Total First Quarter Restructuring and other charges.........  $3,429,000
                                                              ----------
                                                              ----------

    In June 2001, the Company further reduced its workforce in the United States by approximately seventy-one employees due to the continued changing and unpredictable conditions in the marketplace and to discontinuing certain product lines in an effort to conserve cash. The employees terminated mainly supported the ezSubscribe, ez911, CNAM/LIDB and PIC gateways. The Company recorded an asset impairment of approximately $4.5 million in the second quarter of 2001 for the carrying value of intangible assets related to the discontinued products.

    The approximate restructuring charges are summarized as follows:

Asset impairment............................................  $4,520,000
Work force reduction........................................     969,000
Fixed asset impairments and future non-refundable lease
  payments..................................................   1,291,000
                                                              ----------
Total Second Quarter 2001 Restructuring and other charges...  $6,780,000
                                                              ----------
                                                              ----------

    For the six months ended June 30, 2001, the amount of termination benefits paid to employees due to the March and June restructuring was $167,000, with a remaining accrual of $1.1 million. The total accrual inclusive of essentially termination benefits and non-refundable lease payments at June 30, 2001 is $2.3 million. It is anticipated that the majority of the remaining accrued expenses will be paid in the third and fourth quarter of 2001.

8. MERGER WITH ISPSOFT INC.

MERGER AGREEMENT

    In June 2001, the Company announced an agreement to merge with ISPSoft Inc. ('ISPSoft'). ISPSoft has developed what the Company believes to be a technically advanced implementation of Internet Protocol (IP) provisioning software.
ISPSoft security holders will receive an aggregate of up to 9,124,547 shares of DSET common stock, $1,000,000 in cash and up to $1,000,000 in cash or unregistered shares of

                       DSET CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)
                                 JUNE 30, 2001

DSET common stock in potential milestone payments in exchange for their ISPSoft securities in the merger. DSET will also issue 764,962 options to purchase shares of DSET common stock upon the assumption of 2,162,930 currently issued and outstanding options to purchase shares of ISPSoft common stock. The shares and options indicated are subject to final adjustment as of the date of closing. The merger transaction with ISPSoft is subject to approval by DSET's shareholders.

LOAN TRANSACTIONS

    In May 2001, simultaneously with the execution of a letter of intent related to the merger with ISPSoft, DSET loaned ISPSoft $500,000 pursuant to a secured promissory note. Principal and interest, which accrued at eight percent per year, was payable on the earlier of (i) October 31, 2001, (ii) ISPSoft determining not to enter into a merger with the Company, and (iii) the consummation by ISPSoft of an equity financing after May 9, 2001 that resulted in gross proceeds to ISPSoft of at least $2,000,000, exclusive of any proceeds received upon the conversion of any promissory notes issued by ISPSoft. The parties also executed a security agreement under which ISPSoft granted DSET a security interest in substantially all of ISPSoft's assets. DSET also became party to an intercreditor agreement with ISPSoft's other secured lenders under which DSET's security interest was to be equal in priority to the security interests of the other secured lenders.

    In June 2001, simultaneously with the execution of the merger agreement with ISPSoft, ISPSoft issued to DSET a $2,000,000 promissory note which replaced the $500,000 note. The remaining loan amounts were to be loaned by DSET to ISPSoft as follows: $500,000 in June 2001; $500,000 in July 2001; and $500,000 in August
2001. The $1,000,000 that was loaned to ISPSoft as of June 30, 2001 has been classified as a long-term asset. Principal and interest, which accrues at eight percent per year, is payable on the earlier of (i) October 31, 2001, unless the failure to close the merger is caused by the failure of DSET to obtain requisite shareholder approval, in which case the note shall be payable on January 31, 2002; (ii) ISPSoft being required to pay a break up fee as a result of ISPSoft's termination of the merger agreement; and (iii) the consummation by ISPSoft of an equity financing after June 26, 2001 that results in gross proceeds to ISPSoft of at least $2,000,000, exclusive of any proceeds received upon the conversion of any promissory notes issued by ISPSoft. The parties also executed an amended and restated security agreement on substantially the same terms as the first security agreement. The security interest granted to DSET is equal in priority to the security interests of the other secured lenders of ISPSoft.

9. EMPLOYEE STOCK PURCHASE PLAN

    On June 13, 2001, the Company adopted an Employee Stock Purchase Plan ('ESPP') under Section 423 of the Internal Revenue Code. The ESPP is effective July 1, 2001. Under the ESPP, eligible employees are provided an opportunity to purchase shares of the Company's common stock through regular payroll deductions. The total number of shares of common stock that are authorized for issuance under the ESPP is 1,000,000. Employees are given an opportunity to purchase shares of common stock during consecutive six-month periods, and the right to purchase shares will expire on the last day of the six-month period. The purchase price for shares offered under the ESPP for the first plan period ending December 31, 2001 was equal to a percentage designated by the compensation committee of the Board of Directors (not less than 85%) of the closing price of the Company's common stock on June 29, 2001 and December 31, 2001 as reported on the Nasdaq National Market. For each subsequent six-month period, the purchase price for shares offered under the ESPP will be equal to a percentage designated by the compensation committee of the Board of Directors (not less than 85%) of the lower of the fair

                       DSET CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)
                                 JUNE 30, 2001

market value of the Company's common stock at the commencement or termination of the six-month period. The ESPP will expire on July 1, 2005.

NOTE 10. SUBSEQUENT EVENTS

SHAREHOLDER RIGHTS PLAN

    In July 2001 the Company announced that its board of directors had adopted a shareholder rights plan (the 'Rights Plan'). Under the Rights Plan, each shareholder of record on July 31, 2001 will receive a distribution of one right for each share of DSET common stock ('Rights'). Initially the Rights will be represented by DSET's common stock certificates, will not be traded separately from DSET's common stock, and will not be exercisable. The Rights become exercisable only if an entity acquires, or announces a tender offer, that would result in ownership of 15% or more of DSET's common stock, at which time each Right would enable the holder to buy one-thousandth of a share of DSET's Series A Junior Participating Preferred Stock at an exercise price of $20, subject to adjustment. The actual number of shares acquirable by the holder equals $20 divided by one-half of the current market price of DSET's common stock. Additionally, the Rights Plan provides that in the event of a subsequent merger or other acquisition of DSET, the holders of Rights will be entitled to buy shares of common stock of the acquiring entity at one-half of the market price of the acquiring company's shares.

NASDAQ NOTICE

    DSET's common stock is currently listed on the Nasdaq National Market. On July 9, 2001, the Company received notification from the Nasdaq Stock Market, Inc. ('Nasdaq') that the Company was not in compliance with Nasdaq's $1.00 minimum bid price requirement because the Company's common stock had closed below that minimum price for thirty consecutive trading days. The Company has ninety days to regain compliance. The failure to meet Nasdaq's maintenance criteria may result in the de-listing of the Company's common stock from the Nasdaq National Market and could have a material adverse effect on the Company.

REVERSE STOCK SPLIT

    On August 14, 2001 the Company announced a reverse stock split effective on the close of business on August 21, 2001, pursuant to which one new share of common stock of the Company will be issued in exchange for each four outstanding shares of common stock. The Board of Directors approved the reverse split under New Jersey law and also authorized the reduction of the Company's authorized common stock four-fold from 40,000,000 to 10,000,000. The Company's common stock is expected to commence trading at the post split price on August 22, 2001. The Company believes that the reverse stock split will increase the market price per share of the common stock to well above the minimum bid price of $1.00 necessary to meet the Nasdaq National Market's listing requirement.

    The proforma net (loss) earnings per common share reflecting the reverse stock split are as follows:

                                                   THREE MONTHS        SIX MONTHS
                                                  ENDED JUNE 30,     ENDED JUNE 30,
                                                 ----------------   ----------------
                                                  2001      2000     2001      2000
                                                  ----      ----     ----      ----
Basic..........................................  $(4.52)   $0.76    $(8.28)   $1.12
Assuming Dilution..............................  $(4.52)   $0.72    $(8.28)   $1.04

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

    DSET is a supplier of software and services that solve complex network and service management problems for a variety of customers in the telecommunications industry.

    DSET's software products have varied over the past eleven years and 2000 marked the final stages of the Company's transition from being a provider of application development tools and local service management system ('LSMS') application products to a provider of electronic bonding gateway software and services. DSET had sold both product lines to network equipment providers, fueling DSET's growth in the mid 1990's. Since the Company expected such product lines to decline in revenue as a result of technological changes and reduction in the size of such customers' respective markets, DSET ceased development and direct sale of these products as of the end of 2000.

    In 1998, the Company started internal development efforts to build electronic-bonding gateways that enable competitive telecommunications service providers to implement electronic Trading Partner Networks ('TPNs'), which significantly reduce the time required to provision new phone services for customers and resolve service outages to maintain high service quality and ensure customer retention. DSET sells these gateways to competitive service providers ('CSPs'), which are comprised of facilities-based competitive local exchange carriers ('CLECs'), data local exchange carriers ('DLECs'), cable companies and utilities. Since then, the Company has established a leadership position in this market as demonstrated by having over 30 active customers throughout North America.

    Many of DSET's gateways currently support interfaces to a variety of different operational support systems ('OSSs'), such as an order management systems ('OMS') or a customer relationship management ('CRM') system. By integrating with an OMS or a CRM system, the information on the order form or trouble ticket can be sent electronically without human intervention back and forth across the TPN once it is entered. This process plays a key role for CSPs as they attempt to implement a flow-through provisioning.

    The market opportunity to sell electronic bonding gateway software and services has contracted significantly in the nine months from October 2000 to June 2001. As a result, the Company has implemented a series of steps to reduce expenses and control cash.

    DSET's license revenues are derived from the sale of electronic-bonding gateways to CSPs under contracts that provide for license fees. Prices for licenses of the CSP products range from $115,000 to $500,000. The total price of a license sale to a customer depends on the number of licensed products and the number of trading partners.

    During the second quarter of 2001, DSET introduced a 'Pay As You Grow' pricing option to provide alternatives to CSPs that are constrained by lack of funding. Under this pricing plan, customers spread out their licensee payments over two to three years. This new pricing plan was introduced to facilitate customer decision making in this difficult economic environment and to build a recurring revenue stream.

    In 2000, revenues from the sale of LNP solutions and application development tools to customers under contracts were generally derived from license fees and run-time royalty fees. Prices for licenses of the Company's LNP solutions and application development tool suites can range from approximately $150,000 to $400,000, depending on the number of licensed components and development users. The Company's license agreements for application development tools also typically provide for run-time royalty fees that are earned at the time of deployment by equipment vendors to telecommunications carriers of network devices that have embedded applications built with the Company's software. A run-time license permits an equipment vendor to incorporate applications developed with the Company's software tools in such vendor's telecommunications network devices. Run-time royalty fees are recognized as the Company is notified of such deployment. Notification is typically received from customers pursuant to quarterly reports or via purchase orders for individual licenses.

    Commencing in 2001, DSET receives and recognizes royalty revenues from NE Technologies relating to their revenues from their business operations including application development product suites license, maintenance, projects and other related services.

    The Company's service revenues are comprised of fees derived from custom development, implementation, installation, training fees and maintenance. The Company's custom development services are generally individually negotiated and contracted for on a fixed price basis. Prices for such projects vary depending upon the size and scope of the project and estimated time and effort to completion. Revenues from custom development services are generally recognized on a percentage of completion basis calculated as direct labor costs are incurred in relation to estimated total costs at completion for each project. The impact of revisions in percentage of completion estimates is reflected in the period in which the revisions are made. Maintenance services, for which the Company typically charges between 15% and 30% annually of the price of the products licensed by the customer, may be purchased at the customer's option. Maintenance fees are recognized as service revenue over the term of the maintenance period, which is typically a 12-month term.

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

    The Company primarily markets and sells its products and services through a direct sales force in North America. The Company derives a portion of its revenues from international sales, which constituted approximately 1% and 3% of the Company's total revenues in the second quarter of 2001 and 2000, respectively. International sales are derived from Europe (primarily Italy and Germany), and Asia (primarily Korea, China and Japan). The Company's international sales currently are United States dollar-denominated. As a result, an increase in the value of the United States dollar relative to foreign currencies could make the Company's products and services less competitive in international markets.

    During fiscal year 2000, the Company recorded a pre-tax restructuring charge of $601,600 for a headcount reduction of 71 employees and other costs associated with the consolidation of development centers into two rather than three facilities. These restructuring actions occurred in the Company's fourth fiscal quarter and were taken to align the Company's cost structure with the prevailing market conditions.

    In January 2001, the Company sold its subsidiary, Chengdu DSET Science and Technology Co., Ltd. In accordance with Statement of Financial Accounting Standards No. 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of', the Company recorded a pre-tax charge of $278,500 in the fourth fiscal quarter of 2000 against the remaining investment in the subsidiary. The Company has implemented a series of steps to reduce expenses and conserve cash.

    In March 2001, the Company reduced its workforce in the United States and closed its Canadian subsidiary, and discontinued certain product lines in an effort to conserve cash. The Company recorded an asset impairment of approximately $2.2 million in the first quarter of 2001 for the carrying value of certain licenses related to the Canadian market. Headcount was reduced by 47 employees in the United States and Canada. Charges relating to severance, lease payments and facility closure were approximately $1.2 million.

    In June 2001, in connection with a restructuring plan to exit certain non-strategic product lines and to streamline its cost structure, the Company recorded in the second quarter a pre-tax charge to earnings of approximately $6.8 million, which includes an asset impairment of approximately $4.5 million for the carrying value of certain licenses related to the discontinued products, severance charges of $1.0 million for approximately 70 involuntary employee separations, and fixed asset and lease write-downs of $1.3 million.

    The Company's return to profitability will depend on the market for OSS interconnection products and services and new revenue streams resulting from the merger with ISPSoft ("ISPSoft"). The CSPs have experienced a decrease in funding due to, among other factors, concerns over their business models. This decrease in funding has forced CSPs to stop spending on many capital projects, including DSET gateways. Many of the Company's targeted customers have already purchased billing and order management systems but have decided to delay their purchases of gateways until the funding climate improves and the order flow from their customers increases. These purchasing delays not only occurred at large well-funded CSPs, but also at start-up CSPs. This funding crisis also affected the Company's collection efforts since many of the Company's customers experienced financial difficulties and were unable to pay the Company. While the Company believes that it has adequately reserved for doubtful accounts, no assurance can be made that no additional customers will be unable to pay or go bankrupt.

    For the quarters ended June 30, 2001 and 2000, the Company derived approximately 22.4% and 75.2%, respectively, of its total revenues from license revenues and approximately 77.6% and 24.8%, respectively, of its total revenues from service revenues. During the second quarter of 2001, revenues generated from CSPs were approximately $2.0 million and revenues generated from network equipment vendors for local number portability ('LNP') solutions, application development tools and related services were approximately $600,000. During the second quarter of 2000, revenues generated from CSPs were $12.0 million and revenues generated from network equipment vendors were approximately
$4.2 million.

    The Company had two customers accounting for 14% and 10% of revenues, respectively, for the quarter ended June 30, 2001 and no customers which accounted for more than 10% of revenues for the quarter ended June 30, 2000. The Company had one customer which accounted for 27% of revenues for the six months ended June 30, 2001 and no customer which accounted for more than 10% of revenues for the six months ended June 30, 2000. The Company had seven customers each accounting for more than 10% of accounts receivable, net at June 30, 2001. Collectively, these seven customers accounted for 96% of accounts receivable, net at June 30, 2001. The Company had one customer accounting for 23% of accounts receivable, net at December 31, 2000. The Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. In addition, the Company anticipates that its results of operations in any given period will also continue to depend on its customers' cash flow and ability to obtain external financing. As a result of this customer concentration and the uncertainty in the customer's financing, the Company's revenues from quarter to quarter, financial condition and results of operations may be subject to substantial period-to-period fluctuations.

    On June 26, 2001 the Company announced the agreement to merge with ISPSoft Inc., that is expected to be completed by the end of September 2001. Headquartered in New Jersey, ISPSoft has developed what the Company believes to be a technically advanced implementation of Internet Protocol (IP) provisioning software. The market for next generation software-based provisioning systems is expected to grow from approximately $800 million in 2001 to almost $1.6 billion in 2004, according to a report by the research and consulting firm IDC. ISPSoft security holders will receive an aggregate of up to 9,124,547 shares of DSET common stock, $1,000,000 in cash and up to $1,000,000 in cash or unregistered shares of DSET common stock in potential milestone payments in exchange for their ISPSoft securities in the merger. DSET will also issue 764,962 options to purchase shares of DSET common stock upon the assumption of 2,162,930 currently issued and outstanding options to purchase shares of ISPSoft common stock.

The shares and options indicated are subject to final adjustment as of the date of closing. The merger transaction with ISPSoft is subject to approval by DSET's shareholders.

    On July 23, 2001, the Company announced that on July 20, 2001 its Board of Directors had adopted a shareholder rights plan (the 'Rights Plan'). Under the Rights Plan, each shareholder of record on July 31, 2001 will receive a distribution of one Right for each share of DSET common stock ('Rights'). Initially the Rights will be represented by DSET's common stock certificates, will not be traded separately from DSET's common stock, and will not be exercisable. The Rights become exercisable only if an entity acquires, or announces a tender offer, that would result in ownership of 15% or more of DSET's common stock, at which time each Right would enable the holder to buy one-thousandth of a share of DSET's Series A Junior Participating Preferred Stock at an exercise price of $20, subject to adjustment. The actual number of shares acquirable by the holder equals $20 divided by one-half of the current market price of DSET's common stock. Additionally, the Rights Plan provides that in the event of a subsequent merger or other acquisition of DSET, the holders of Rights will be entitled to buy shares of common stock of the acquiring entity at one-half of the market price of the acquiring company's shares.

    DSET's common stock is currently listed on the Nasdaq National Market. On July 9, 2001, the Company received notification from the Nasdaq Stock Market, Inc. ('Nasdaq') that the Company was not in compliance with Nasdaq's $1.00 minimum bid price requirement because the Company's common stock had closed below that minimum price for thirty consecutive trading days. The Company has ninety days to regain compliance. The failure to meet Nasdaq's maintenance criteria may result in the de-listing of the Company's common stock from the Nasdaq National Market and could have a material adverse effect on the Company.

    On August 14, 2001 the Company announced the approval of a reverse stock split effective on the close of business on August 21, 2001, pursuant to which one new share of Common Stock of the Company will be issued in exchange for each four outstanding shares of Common Stock. The Board of Directors approved the reverse split under New Jersey law and also authorized the reduction of the Company's authorized common stock four-fold from 40,000,000 to 10,000,000. The company's common stock is expected to commence trading at the post split price on August 22, 2001. The Company believes that the reverse stock split will increase the market price per share of the Common Stock to well above the minimum bid price of $1.00 necessary to meet the Nasdaq National Market's listing requirement.

FORWARD-LOOKING STATEMENTS

    Statements contained in this Form 10-Q that are not based on historical fact are 'forward-looking statements' within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology such as 'may,' 'will,' 'should,' 'expect,' 'estimate,' 'anticipate,' 'continue,' or similar terms, variations of such terms or the negative of those terms. Such forward-looking statements involve risks and uncertainties, including, but not limited to:
(i) the substantial variability of the Company's quarterly operating results,
(ii) the Company's dependence on the rapidly evolving telecommunications industry, (iii) rapid technological change in the Company's industry,
(iv) uncertainty in the Company's customers' cash flow and external financing environment, (v) the limited number of customers for a significant portion of the Company's revenue, (vi) risks associated with market acceptance of the Company's OSS gateways, (vii) risks associated with intense competition in the industry, including competition for qualified technical personnel, (viii) the buying patterns of the telecommunications providers, (ix) the ongoing risk of that telecommunications providers will not get expected funding to advance their business model and (x) risks associated with acquisitions of businesses by the Company, including risks relating to unanticipated liabilities or expenses or lower than expected revenues of such acquired businesses. The success of the Company depends to a large degree upon increased demand by Telecom Service Providers for its OSS Interconnection products, demand for its LNP products by network equipment vendors, and if the Company's contemplated merger with ISPSoft is consummated, the market for Internet Protocol (IP) provisioning software. As a result of such risks and others expressed from time to time in the Company's filings with the Securities and Exchange Commission, the Company's actual results may differ materially from the results discussed in or implied by the forward-looking statements contained herein.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2000

    Revenues. Total revenues decreased by 83.9% to $2.6 million in the second quarter of 2001 from $16.2 million in the second quarter of 2000. License revenues decreased by 95.2% to $586,000 in the second quarter of 2001 from $12.2 million in the second quarter of 2000. This decrease was attributable to a reduction in orders by prospective customers due to financing issues. Service revenues decreased 49.6% to $2.0 million in the second quarter of 2001 from $4.0 million in the second quarter of 2000. This decrease was primarily attributable to less maintenance contracts due to a reduction in orders as well as less percentage of completion revenue recorded for custom development projects. Revenues recorded using the percentage of completion method of contract accounting amounted to $50,000 in the second quarter of 2001 as compared to $2.1 million in the second quarter of 2000. Trading Partner Network implementation service revenue increased to $465,000 in the three months ended June 30, 2001 as compared to $69,000 in the three months ended June 30, 2000.

    Gross profit. The Company's gross profit decreased 95.9% to $527,000 in the second quarter of 2001 from $12.8 million in the second quarter of 2000. Gross profit percentage for license revenues decreased to 10.6% in the second quarter of 2001 from 92.6% in the second quarter of 2000 due to a lower sales volume and fixed charges related to the amortization of acquired technology and capitalized software development costs. Gross profit percentage for service revenues decreased to 22.9% in the second quarter of 2001 from 36.6% in the second quarter of 2000. The decrease in gross profit percentages was primarily attributable to lower sales as there are fixed expenses within cost of goods sold.

    Sales and marketing expenses. Sales and marketing expenses decreased 48.9% to $2.1 million in the second quarter of 2001 from $4.1 million in the second quarter of 2000. The decrease in sales and marketing expenses was primarily attributable to lower personnel and related costs, lower travel expense, and lower contract labor costs due to the reduction in sales activity.

    Research and product development expenses. Research and product development expenses decreased 28.5% to $3.0 million in the second quarter of 2001 from $4.2 million in the second quarter of 2000. In March 2001, an expense reduction plan was put in place related primarily to a reduction in headcount, and the substantial effect of these actions was realized in the second quarter of 2001.

    General and administrative expenses. General and administrative expenses increased 42.4% to $1.4 million in the second quarter of 2001 from $1.0 million in the second quarter of 2000. The increase in general and administrative expenses was due primarily to occupancy, information technology personnel and additional professional fees. Due to the relocation of non-administrative personnel to the Company's Plano office, administrative departments have absorbed a larger portion of the facilities costs of the Bridgewater facility.

    Bad debt expense. Bad debt expense decreased to approximately $545,000 in the second quarter of 2001 from $613,000 in the second quarter of 2000. There was a decrease due to the volume of charges to bad debt expenses over the last year and the decrease in size of accounts receivable.

    Amortization of goodwill and other intangibles. Amortization expense remained the same at $103,000 in the second quarter of 2001 as well as the second quarter of 2000.

    Restructuring and other charges. Restructuring and other charges in the second quarter of 2001 were $6.8 million including an asset impairment of $4.5 million for the carrying value of certain licenses related to acquired technology and goodwill, approximately $1.0 million in severance charges related to the June 2001 reduction in force, and $1.3 million in charges related to fixed asset impairments and non-refundable future lease payments.

    Interest expense and other income (expense). Interest expense and other income and expense decreased to $31,000 for the second quarter of 2001 from $41,000 for the second quarter of 2000 due to lower principal balances.

    Interest income. Interest income decreased to approximately $404,000 in the second quarter of 2001 as compared to approximately $583,000 in the second quarter of 2000. This decrease was due primarily to the recognition of gains and losses on redemption of bonds and other securities, lower principal balances in 2001 due to the funding of operations and reduced interest rates due to the current economic climate.

    Income taxes. The Company's effective tax rate was approximately 0.8% and 33.8% for the second quarter of 2001 and 2000, respectively. The 2001 rate differs substantially from the statutory rate due to a valuation allowance of approximately $3.7 million against net operating loss carryforwards. In making this assessment, the Company considered the unpredictability of customers' funding and purchasing decisions. The provision recorded in the second quarter 2001 is the result of a change in estimate of the income tax receivable reflecting the preparation of the Company's income tax return. In the second quarter of 2000, the tax provision on the current period reflects an effective tax rate lower than the statutory tax rate due to the utilization of research and development and foreign tax credits offset by state income taxes.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

    Revenues. Total revenues decreased by 78.3% to $6.0 million in the six months ended June 30, 2001 from $27.8 million in the six months ended June 30, 2000. License revenues decreased by 89.6% to $2.1 million in the six months ended June 30, 2001 from $20.3 million in the six months ended June 30, 2000. This decrease was attributable to a reduction in orders by prospective customers due to financing issues. Service revenues decreased 47.9% to $3.9 million in the six months ended June 30, 2001 from $7.5 million in the six months ended
June 30, 2000. This decrease was primarily attributable to less maintenance contracts due to a reduction in orders as well as less percentage of completion revenue recorded for custom carrier and network projects. Revenues recorded using the percentage of completion method of contract accounting amounted to $50,000 in the six months ended June 30, 2001 as compared to $4.4 million in the six months ended June 30, 2000. Trading Partner Network implementation service revenue increased to $1.0 million in the six months ended June 30, 2001 as compared to $109,000 in the six months ended June 30, 2000.

    Gross profit. The Company's gross profit decreased 93.2% to $1.5 million in the six months ended June 30, 2001 from $21.3 million in the six months ended June 30, 2000. Gross profit percentage for license revenues decreased to 51.3% in the six months ended June 30, 2001 from 91.6% in the six months ended
June 30, 2000 due to a lower sales volume and amortization of acquired technology and capitalized software development costs. Gross profit percentage for service revenues decreased to 9.4% in the six months ended June 30, 2001 from 36.4% in the six months ended June 30, 2000. The decrease in gross profit percentages was primarily attributable to lower sales as there are fixed expenses within cost of goods sold.

    Sales and marketing expenses. Sales and marketing expenses decreased 25.7% to $4.6 million in the six months ended June 30, 2001 from $6.3 million in the six months ended June 30, 2001. The decrease in sales and marketing expenses was primarily attributable to lower personnel and related costs, lower travel expenses and lower contract labor costs due to the reduction in sales activity.

    Research and product development expenses. Research and product development expenses decreased 9.2% to $6.9 million in the six months ended June 30, 2001 from $7.6 million in the six months ended June 30, 2000. In March 2001, an expense reduction plan was put in place related primarily to a reduction in headcount, and the substantial effect of those actions was realized in the second quarter of 2001.

    General and administrative expenses. General and administrative expenses increased 24.0% to $3.3 million in the six months ended June 30, 2001 from $2.6 million in the six months ended June 30, 2000. The increase in general and administrative expenses was due primarily to occupancy, information technology personnel and additional professional fees. Due to the relocation of non-administrative personnel to the Company's Plano office, administrative departments have absorbed a larger portion of the facilities costs of the Bridgewater facility.

    Bad debt expense. Bad debt expense increased to approximately $985,000 in the six months ended June 30, 2001 from approximately $866,000 in the six months ended June 30, 2000. The increase was due in part to the uncertainty in the cash flow and external financing for CSPs, which continued to impact the Company's ability to collect its receivables.

    Amortization of goodwill and other intangibles. Amortization expense decreased to approximately $203,000 in the six months ended June 30, 2001 as compared to $207,000 in the six months ended June 30, 2000.

    Restructuring and other charges. Restructuring and other charges in the six months ended June 30, 2001 were $10.2 million including asset impairments of $6.7 million for the carrying value of certain licenses related to acquired technology and goodwill and $1.3 million in severance charges related to the March and June 2001 staffing reductions, and $2.2 million for fixed asset impairment and non-refundable future lease payments.

    Interest expense and other income (expense). Interest expense and other income and expense decreased to $78,000 for the six months ended June 30, 2001 from $96,000 for the six months ended June 30, 2000 due to lower principal balances.

    Interest income. Interest income decreased to approximately $894,000 in the six months ended June 30, 2001 as compared to approximately $981,000 in the six months ended June 30, 2000. This decrease was due primarily to the recognition of gains and losses on redemption of bonds and other securities, lower balances in 2001 due to the funding of operations and reduced interest rates due to the current economic climate.

    Income taxes. The Company's effective tax rate was approximately 0.5% and 33.6% for the six months ended June 30, 2001 and 2000, respectively. The 2001 rate differs substantially from the statutory rate due to a valuation allowance of approximately $8.2 million against the net operating loss carryforwards. In making this assessment, the Company considered the unpredictability of customers' funding and purchasing decisions. The provision recorded in 2001 is the result of a change in estimate of the income tax receivable when the return was actually prepared. In the six months ended June 30, 2000, the tax provision on the current period reflected an effective tax rate lower than the statutory tax rate due to utilization of research and development and foreign tax credits offset by state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

    Since its inception in 1989, the Company has financed its operations primarily through cash generated by operations and cash raised through its March 1998 initial public offering. At June 30, 2001, the Company's cash, cash equivalents and marketable securities aggregated approximately $21.0 million, of which cash and cash equivalents aggregated approximately $5.9 million and marketable securities aggregated approximately $15.1 million. Marketable securities at June 30, 2001 were comprised of fixed income government securities and corporate bonds. The Company's working capital was $17.5 million and $35.3 million at June 30, 2001 and December 31, 2000, respectively.

    Accounts receivable, net, decreased to $1.6 million at June 30, 2001 from $6.2 million at December 31, 2000, primarily as a result of decreased sales and the collection of outstanding receivables. Included in accounts receivable at June 30, 2001 was $13.2 million for trade receivables and $1.7 million for unbilled project revenue as compared to $16.1 million for trade receivables and $2.9 million for unbilled project revenue at December 31, 2000. The allowance for doubtful accounts was $13.0 million at June 30, 2001 as compared to $12.3 million at December 31, 2000. Unbilled project revenue is the excess amount of revenue recognized through percentage of completion that has not been billed to the customer. Payment terms to customers are generally net zero to net ninety days.

    The Company bills its foreign customers in U.S. dollars at agreed-upon contractual terms. Accounts receivable at June 30, 2001 includes approximately $127,000 from foreign customers.

    The Company's capital expenditures were approximately $666,000 and $1,591,000 for the six months ended June 30, 2001 and 2000, respectively.

    In June 1999, the Company entered into a five-year capital lease agreement at an annual interest rate of 8.21% for equipment, furniture and fixtures at its new office facilities. Assets recorded under this lease are included in fixed assets. Annual lease payments approximate $180,000.

    During August 2000, the Company renewed an unsecured revolving credit facility with a bank pursuant to which the Company may borrow up to a maximum of $5.0 million. Borrowings under this line of credit bear interest at the bank's prime rate less 0.25% on aggregate principal amounts outstanding of less than $1.0 million and at the bank's prime rate for aggregate principal amounts exceeding $1.0 million. No borrowings under this line were outstanding as of June 30, 2001. This credit facility contains, among other provisions, covenants which: (i) mandate the amount of working capital the Company must maintain at the end of each calendar quarter; and (ii) restrict the Company's ability to pay cash dividends. The unsecured revolving credit facility expires on August 5, 2004. Since December 31, 2000 the 'earnings before income taxes, depreciation and amortization' ('EBITDA') covenant has not been met and therefore the line is not currently available. The Company has applied for a waiver of this covenant but does not believe it will be granted.

    The net proceeds received by the Company upon the consummation of its initial public offering in March 1998, pending specific application, were invested in short-term, investment-grade, interest-bearing instruments and have been used to finance operations.

    The Company believes that its existing available cash and marketable securities, and the cash flow expected to be generated from operations may not be adequate to satisfy its current and planned operations for the next 12 months. The Company may require additional financing prior to such time to fund its continued operations or possible acquisitions. If the Company cannot raise more funds at acceptable terms, the Company could be required to reduce its capital expenditures, scale back its research and product developments, reduce its workforce and license to others products or technologies currently marketed exclusively by the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

                                    PART II.
                               OTHER INFORMATION

ITEM 2. USE OF PROCEEDS

    Use of Proceeds from Initial Public Offering

    On March 12, 1998, the Commission declared effective the Company's Registration Statement (Registration Statement No. 333-43827) as filed with the Commission in connection with the Company's initial public offering of Common Stock, which was managed by BT Alex. Brown Incorporated, BancAmerica Robertson Stephens and SoundView Financial Group, Inc. Pursuant to such Registration Statement, the Company registered and sold an aggregate of 2,500,000 shares of its Common Stock, for a gross aggregate offering price of $40.0 million. The Company incurred underwriting discounts and commissions of approximately $2.8 million. In connection with such offering, the Company incurred total expenses of approximately $1.1 million. As of June 30, 2001, the remainder of the $36.1 million in net proceeds received by the Company upon consummation of such offering, pending specific application, were invested in short-term, investment-grade, interest-bearing instruments and have been used to finance operations.

    On January 25, 1999, DSET Acquisition Corp., a wholly-owned subsidiary of the Company consummated the acquisition of certain assets of NPL. The purchase price consisted of $2.5 million payable in cash to NPL and professional fees of $158,000. NPL provided specialized software to CSPs. These assets were impaired as of June 30, 2001.

    On September 30, 1999, the Company purchased Konark and related technologies for approximately $3.3 million in cash and certain deferred payments plus professional fees and the related deferred tax liabilities. Konark provided software which enabled CSPs to rapidly activate new services for their customers. These assets were impaired as of June 30, 2001.

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

    For working capital restrictions and limitations on the payment of dividends, see 'Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.'

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Annual Meeting of Shareholders of the Company (the 'Annual Meeting') was held on June 13, 2001. There were present at the Annual Meeting in person or by proxy shareholders holding an aggregate of 11,198,520 shares of Common Stock. The results of the vote taken at such Annual Meeting with respect to each nominee for director were as follows:

         COMMON STOCK NOMINEES                   FOR                 WITHHELD
         ---------------------                   ---                 --------
William P. McHale, Jr...................  10,620,968 Shares       577,552 Shares
Jacob J. Goldberg.......................  10,761,168 Shares       437,352 Shares
C. Daniel Yost..........................  10,761,168 Shares       437,352 Shares
Andrew D. Lipman........................  10,761,048 Shares       436,472 Shares

    In addition, a vote of the shareholders was taken at such Annual Meeting with respect to the proposal to amend the Company's 1998 Stock Plan to increase the maximum aggregate number of shares of Common Stock available for issuance thereunder from 2,500,000 to 3,500,000 shares and to reserve an additional 1,000,000 shares of Common Stock of the Company for issuance in connection with awards granted under the 1998 Stock Plan. Of the shares of Common Stock present at the Annual Meeting in person or by proxy, 3,244,597 shares of Common Stock were voted in favor of such proposal, 2,133,947 shares of Common Stock were voted against such proposal and 10,244 shares of Common Stock abstained from voting.

    In addition, a vote of shareholders was taken at the Annual Meeting with respect to the proposal to adopt the Company's 2001 Employee Stock Purchase Plan. Of the shares of Common Stock present at the Annual Meeting in person or by proxy, 3,908,149 shares of Common Stock voted in favor of such proposal, 1,471,476 shares of Common Stock were voted against such proposal and 9,163 shares of Common Stock abstained from voting.

    In addition, a vote of the shareholders was taken at the Annual Meeting on the proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent auditors of the Company for the fiscal year ending December 31, 2001. Of the shares of Common Stock present at the Annual Meeting in person or by proxy, 11,160,316 shares of Common Stock were voted in favor of such proposal, 25,262 shares of Common Stock were voted against such proposal and 12,942 shares of Common Stock abstained from voting.

ITEM 5. OTHER INFORMATION.

    On June 26, 2001 the Company announced the agreement to merge with ISPSoft, Inc. that is expected to be completed by the end of September 2001. ISPSoft security holders will receive an aggregate of up to 9,124,547 shares of DSET common stock, $1,000000 in cash and up to $1,000,000 in cash or unregistered shares of DSET common stock in potential milestone payments in exchange for their ISPSoft securities in the merger. DSET will also issue 764,962 options to purchase shares of DSET common stock upon the assumption of 2,162,930 currently issued and outstanding options to purchase shares of ISPSoft common stock. The shares and options indicated are subject to final adjustment as of the date of closing. ISPSoft has developed what the Company believes to be a technically advanced implementation of Internet Protocol (IP) provisioning software. The market for next generation software-based provisioning systems is expected to grow from approximately $800 million in 2001 to almost $1.6 billion in 2004, according to a report by the research and consulting firm IDC.

    On July 20, 2001, the Board of Directors of DSET declared a dividend of one Right for each outstanding share of the Company's Common Stock to stockholders of record at the close of business on July 31, 2001. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, no par value per share, at a Purchase Price of $20.00 in cash, subject to adjustment. The description and terms of the rights are set forth in a rights agreement dated July 20, 2001 between the Company and American Stock Transfer & Trust Company, as Rights Agent.

    DSET's common stock is currently listed on the Nasdaq National Market. On July 9, 2001, the Company received notification from the Nasdaq Stock Market, Inc. ('Nasdaq') that the Company was not in compliance with Nasdaq's $1.00 minimum bid price requirement because the Company's common stock had closed below that minimum price for thirty consecutive trading days. The Company has ninety days to regain compliance. The failure to meet Nasdaq's maintenance criteria may result in the de-listing of the Company's common stock from the Nasdaq National Market and could have a material adverse effect on the Company.

    On August 14, 2001 the Company announced the approval of a reverse stock split effective on the close of business on August 21, 2001, pursuant to which one new share of Common Stock of the Company will be issued in exchange for each four outstanding shares of Common Stock. The Board of Directors approved the reverse split under New Jersey law and also authorized the reduction of the Company's authorized common stock four-fold from 40,000,000 to 10,000,000. The Company's common stock is expected to commence trading at the post split price on August 22, 2001. The Company believes that the reverse stock split will increase the market price per share of the Common Stock to well above the minimum bid price of $1.00 necessary to meet the Nasdaq National Market's listing requirement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.
     None.
(b)  Reports on Form 8-K.
     The following reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed:
     On July 25, 2001 the Company filed a current report on Form
     8-K with the Securities and Exchange Commission with respect to the Company's Shareholder Rights Plan.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DSET CORPORATION

DATE: August 14, 2001                                     By:     /s/ WILLIAM P. MCHALE, JR.
                                                  ...................................................
                                                           WILLIAM P. MCHALE, JR., PRESIDENT
                                                              AND CHIEF EXECUTIVE OFFICER
                                                             (PRINCIPAL EXECUTIVE OFFICER)

DATE: August 14, 2001                                       By:       /s/ BRUCE M. CROWELL
                                                  ...................................................
                                                                   BRUCE M. CROWELL
                                                      VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                                     (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)