Form 10-Q
period 2001-09-30
DSET CORP
filed 2001-11-14
CIK 1052196

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [x] No: [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 1, 2001:

          CLASS             NUMBER OF SHARES
          -----             ----------------
Common Stock, no par value     2,757,200

________________________________________________________________________________

                                DSET CORPORATION
                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I. FINANCIAL INFORMATION........................................    1
Item 1.  Condensed Consolidated Financial Statements.................    1
         Condensed Consolidated Balance Sheets as of September 30,
         2001 and December 31, 2000..................................    1
         Condensed Consolidated Statements of Loss and Comprehensive
         Loss for the Three Months Ended September 30, 2001 and
         2000........................................................    2
         Condensed Consolidated Statements of Loss and Comprehensive
         (Loss) Income for the Nine Months Ended September 30, 2001
         and 2000....................................................    3
         Condensed Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 2001 and 2000....................    4
         Notes to Condensed Consolidated Financial Statements........    5
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   14
         Results of Operations -- Three Months Ended September 30,
         2001........................................................   19
         Results of Operations -- Nine Months Ended September 30,
         2001........................................................   20
         Liquidity and Capital Resources.............................   22
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   23

PART II. OTHER INFORMATION...........................................   24
Item 2.  Use of Proceeds.............................................   24
Item 5.  Other Information...........................................   25
Item 6.  Exhibits and Reports on Form 8-K............................   25

SIGNATURES...........................................................   26

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       DSET CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                            SEPTEMBER 30, 2001   DECEMBER 31, 2000*
                                                            ------------------   ------------------
                          ASSETS
Current assets:
    Cash and cash equivalents.............................     $ 17,294,360         $ 7,314,254
    Marketable securities.................................        1,071,011          27,760,494
    Accounts receivable, net of allowance for doubtful
      accounts of $12,730,000 and $12,285,676 at
      September 30, 2001 and December 31, 2000,
      respectively........................................          839,341           6,248,635
    Income taxes receivable...............................          396,851           3,561,201
    Prepaid licenses......................................          923,685             766,071
    Prepaid expenses and other current assets.............          836,625           1,768,709
                                                               ------------         -----------
        Total current assets..............................       21,361,873          47,419,364
Acquired technology, net..................................           --               4,380,141
Software licenses, net....................................           --               2,257,101
Software development costs, net...........................           --                 435,746
Fixed assets, net.........................................        2,421,391           4,999,684
Goodwill, net.............................................           28,507             928,141
Loans to ISPSoft Inc......................................        2,250,000              --
Other assets, net.........................................          444,642             762,381
                                                               ------------         -----------
        Total assets......................................     $ 26,506,413         $61,182,558
                                                               ------------         -----------
                                                               ------------         -----------
           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses.................     $  3,790,827         $ 7,380,850
    Accrued restructuring expenses........................        2,464,782             647,196
    Deferred revenues.....................................        3,030,343           3,088,086
    Current portion of notes payable......................          484,466             872,129
    Current portion of capital lease obligation...........          138,367             138,367
                                                               ------------         -----------
        Total current liabilities.........................        9,908,785          12,126,628
Long-term notes payable...................................           --                 409,901
Deferred rent.............................................          538,613             505,264
Capital lease obligation..................................          318,587             423,304
                                                               ------------         -----------
        Total liabilities.................................       10,765,985          13,465,097
                                                               ------------         -----------
Shareholders' equity:
    Common stock, no par value; 10,000,000 shares
      authorized; 2,907,400 and 2,906,931 shares issued at
      September 30, 2001 and December 31, 2000,
      respectively; 2,775,200 and 2,906,931 shares
      outstanding at September 30, 2001 and December 31,
      2000, respectively..................................       50,146,240          50,169,404
    Deferred stock compensation...........................          (13,631)            (59,371)
    Accumulated deficit...................................      (34,208,959)         (2,564,554)
    Accumulated other comprehensive income................            7,701             171,982
    Treasury stock (at cost, 132,200 shares)..............         (190,923)             --
                                                               ------------         -----------
        Total shareholders' equity........................       15,740,428          47,717,461
                                                               ------------         -----------
        Total liabilities and shareholders' equity........     $ 26,506,413         $61,182,558
                                                               ------------         -----------
                                                               ------------         -----------

-------------------

* Certain amounts have been reclassified for comparative purposes.

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       DSET CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED SEPTEMBER 30,
                                                              -----------------------------------
                                                                    2001               2000
                                                                    ----               ----
Revenues:
    License revenues........................................    $   229,680        $ 9,788,675
    Service revenues........................................      1,785,179          4,078,053
                                                                -----------        -----------
        Total revenues......................................      2,014,859         13,866,728
                                                                -----------        -----------
Cost of revenues:
    License revenues........................................        130,984          1,552,806
    Service revenues........................................      1,083,147          3,332,995
                                                                -----------        -----------
        Total cost of revenues..............................      1,214,131          4,885,801
                                                                -----------        -----------
        Gross profit........................................        800,728          8,980,927
                                                                -----------        -----------
Operating expenses:
    Sales and marketing.....................................      1,302,747          3,244,513
    Research and product development........................      1,691,766          4,884,455
    General and administrative..............................      1,114,735          1,667,265
    Bad debt expense........................................          1,433          4,926,367
    Amortization of goodwill and other intangibles..........         70,181            106,084
    Restructuring and other charges.........................      4,579,939             --
                                                                -----------        -----------
        Total operating expenses............................      8,760,801         14,828,684
                                                                -----------        -----------
        Operating loss......................................     (7,960,073)        (5,847,757)
Interest expense and other income (expense), net............         51,546            (43,303)
Interest income and realized gains and losses on marketable
  securities................................................        468,648            496,013
                                                                -----------        -----------
Loss before income taxes....................................     (7,439,879)        (5,395,047)
Provision (benefit) for income taxes........................        125,047         (2,144,336)
                                                                -----------        -----------
Net loss....................................................    $(7,564,926)       $(3,250,711)
                                                                -----------        -----------
                                                                -----------        -----------
Other comprehensive loss, net of tax
    Unrealized (depreciation) appreciation on investments...       (145,746)           111,783
    Cumulative translation adjustment.......................        (40,729)               273
                                                                -----------        -----------
        Comprehensive loss..................................    $(7,751,401)       $(3,138,655)
                                                                -----------        -----------
                                                                -----------        -----------
Net loss applicable to common shares........................    $(7,564,926)       $(3,250,711)
                                                                -----------        -----------
                                                                -----------        -----------
Net loss per common share -- basic and diluted..............    $     (2.61)       $     (1.13)
                                                                -----------        -----------
                                                                -----------        -----------
Weighted average number of common shares outstanding and
  common equivalent shares outstanding......................      2,895,173          2,866,115
                                                                -----------        -----------
                                                                -----------        -----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       DSET CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                        AND COMPREHENSIVE (LOSS) INCOME
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                              ----------------------------------
                                                                   2001               2000
                                                                   ----               ----
Revenues:
    License revenues........................................   $  2,337,019       $30,089,662
    Service revenues........................................      5,709,521        11,609,095
                                                               ------------       -----------
        Total revenues......................................      8,046,540        41,698,757
                                                               ------------       -----------
Cost of revenues:
    License revenues........................................      1,156,874         3,251,244
    Service revenues........................................      4,638,762         8,120,968
                                                               ------------       -----------
        Total cost of revenues..............................      5,795,636        11,372,212
                                                               ------------       -----------
        Gross profit........................................      2,250,904        30,326,545
                                                               ------------       -----------
Operating expenses:
    Sales and marketing.....................................      5,951,936         9,501,862
    Research and product development........................      8,595,005        12,490,877
    General and administrative..............................      4,383,867         4,302,998
    Bad debt expense........................................        986,708         5,792,561
    Amortization of goodwill and other intangibles..........        273,581           312,652
    Restructuring and other charges.........................     14,789,014            --
                                                               ------------       -----------
        Total operating expenses............................     34,980,111        32,400,950
                                                               ------------       -----------
        Operating loss......................................    (32,729,207)       (2,074,405)
Interest expense and other income (expense), net............        (26,043)         (139,356)
Interest income and realized gains and losses on marketable
  securities................................................      1,363,045         1,477,293
                                                               ------------       -----------
Loss before income taxes....................................    (31,392,205)         (736,468)
Provision (benefit) for income taxes........................        252,200          (577,955)
                                                               ------------       -----------
Net loss....................................................   $(31,644,405)      $  (158,513)
                                                               ------------       -----------
                                                               ------------       -----------
Other comprehensive (loss) income, net of tax
    Unrealized (depreciation) appreciation on investments...       (144,611)          295,171
    Cumulative translation adjustment.......................        (19,670)             (474)
                                                               ------------       -----------
        Comprehensive (loss) income.........................   $(31,808,686)      $   136,184
                                                               ------------       -----------
                                                               ------------       -----------
Net loss applicable to common shares........................   $(31,644,405)      $  (158,513)
                                                               ------------       -----------
                                                               ------------       -----------
Net loss income per common share -- basic and diluted.......   $     (10.90)      $     (0.06)
                                                               ------------       -----------
                                                               ------------       -----------
Weighted average number of common shares outstanding and
  common equivalent shares outstanding......................      2,903,228         2,826,279
                                                               ------------       -----------
                                                               ------------       -----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       DSET CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                              ----------------------------------
                                                                   2001              2000*
                                                                   ----              -----
Cash flows from operating activities:
    Net loss................................................   $(31,644,405)      $   (158,513)
    Adjustments to reconcile net loss to net cash (used in)
      provided by operating activities:
        Deferred income taxes...............................       --               (1,649,922)
        Tax benefit from exercise of stock options..........       --                2,499,868
        Stock based compensation charges....................         18,038            102,844
        Depreciation........................................      1,028,140            880,348
        Realized (gain) loss on marketable securities.......       (469,594)           164,024
        Amortization........................................        871,180          1,221,511
        Loss on disposal of assets..........................          9,308                413
        Bad debt expense....................................        986,708          5,792,561
        Asset impairments...................................     10,633,111           --
        Changes in assets and liabilities:
            Accounts receivable.............................      4,422,586         (4,742,311)
            Income taxes receivable and payable.............      3,164,350         (1,993,049)
            Prepaid licenses................................       (517,614)          (441,750)
            Prepaid expenses and other current assets.......        668,461           (514,182)
            Other assets, net...............................         57,597            (28,525)
            Accounts payable and accrued expenses...........     (3,174,798)         2,194,556
            Accrued restructuring expenses..................      1,817,585           --
            Deferred revenues...............................        (57,743)         1,468,708
            Deferred rent...................................         33,349           --
                                                               ------------       ------------
            Net cash (used in) provided by operating
              activities....................................    (12,153,741)         4,796,581
                                                               ------------       ------------
Cash flows from investing activities:
    Purchases of marketable securities......................       --              (22,635,500)
    Redemption of marketable securities.....................     27,014,466         30,507,297
    Acquisition of technology...............................       (667,035)        (1,255,154)
    Acquisition of software licenses........................       --               (2,757,890)
    Acquisition of fixed assets.............................       (713,189)        (2,311,831)
    Proceeds from disposition of fixed assets...............         41,717              1,525
    Loans to ISPSoft Inc....................................     (2,250,000)          --
    Repayments of loans to officers and shareholders........         17,452           --
                                                               ------------       ------------
            Net cash provided by (used in) investing
              activities....................................     23,443,411          1,548,447
                                                               ------------       ------------
Cash flows from financing activities:
    Repayments of notes payable.............................     (1,000,000)        (1,000,000)
    Purchases of treasury stock.............................       (190,923)          --
    Repayments of capital lease obligation..................       (104,717)           (96,841)
    Proceeds from the exercise of stock options and
      warrants..............................................          4,538          1,786,454
                                                               ------------       ------------
            Net cash (used in) provided by financing
              activities....................................     (1,291,102)           689,613
                                                               ------------       ------------
    Effect of foreign exchange rate changes on cash.........        (18,462)              (474)
                                                               ------------       ------------
            Net increase in cash and cash equivalents.......      9,980,106          7,034,167
                                                               ------------       ------------
    Cash and cash equivalents, beginning of period..........      7,314,254          2,212,759
                                                               ------------       ------------
    Cash and cash equivalents, end of period................   $ 17,294,360       $  9,246,926
                                                               ------------       ------------
                                                               ------------       ------------
Supplemental disclosure of cash flow information:
    Cash (received) paid during the period for income taxes,
      net...................................................   $ (3,133,050)      $    731,967
    Cash paid during the period for interest................   $    101,211       $     40,891

-------------------
* Certain amounts have been reclassified for comparative purposes.

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       DSET CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2001 (UNAUDITED)

1. BASIS OF PRESENTATION

    The condensed consolidated financial information presented as of September 30, 2001 and for the three month and nine month periods ended September 30, 2001 and 2000 is unaudited, but in the opinion of DSET Corporation's ('DSET' or the 'Company') management, contains all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of September 30, 2001, the results of its operations for the three month and nine month periods ended September 30, 2001 and 2000, and its cash flows for the nine month periods ended September 30, 2001 and 2000. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements and accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The December 31, 2000 balance sheet data contained in this Form 10-Q was derived from audited financial statements, but does not include the disclosures required by generally accepted accounting principles.

    Results for the interim period are not necessarily indicative of results that may be expected for the entire year.

     Beginning in the fourth quarter of 2000 and continuing through the third quarter of 2001, the Company experienced negative cash flows from operations, substantial declines in its revenues, recorded large amounts of bad debt expense and recognized over $14.7 million in restructuring and other charges. As a result of these events, the Company has used its cash and marketable securities to fund its operations. The Company's ability to improve its profitability and ability to generate positive cash flows from operations will have a significant impact on the period through which the Company's existing cash will be sufficient to fund its operations. Based on the Company's plan, which contemplates the merger with ISPSoft and the resulting cash requirements for operations, the Company believes that its existing available cash and marketable securities may not be adequate to satisfy current and planned operations for the next 12 months. Additionally, the Company expects additional financing prior to the Company's return to profitability or to fund an acquisition. If the Company cannot sufficiently improve its profitability or raise more funds at acceptable terms, the Company could be required to further reduce its capital expenditures and reduce its workforce.

    On August 14, 2001 the Company announced a reverse stock split effective on the close of business on August 21, 2001, pursuant to which one new share of common stock of the Company was issued in exchange for each four outstanding shares of common stock. The Board of Directors approved the reverse split under New Jersey law and also authorized the reduction of the Company's authorized common stock four-fold from 40,000,000 to 10,000,000. The Company's common stock commenced trading at the post-split price on August 22, 2001.

    All share and per share amounts in this Form 10-Q have been adjusted retroactively to reflect the one-for-four reverse stock split.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

    The condensed consolidated financial statements include all wholly-owned subsidiaries from the respective dates of their acquisition or formation. The consolidated entity includes DSET Corporation and its wholly-owned subsidiaries, DSET Acquisition Corp., a Delaware corporation; Konark Inc. ('Konark'), a California corporation; PIC Technologies, Inc., a Delaware corporation; Chengdu DSET Science & Technology Co., Ltd. ('China'); and DSET Canada, Inc. ('Canada'), (see Note 7). Effective January 8, 2001, China was sold. All intercompany transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

MARKETABLE SECURITIES

    The marketable securities held by the Company are considered to be available-for-sale securities and are reported at fair value. Unrealized appreciation was $35,000 (net of deferred taxes of $20,000) at September 30, 2001. Cost is determined on a specific identification basis.

                       DSET CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         SEPTEMBER 30, 2001 (UNAUDITED)

FIXED ASSETS

    Equipment, furniture and purchased software are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using a straight-line method over estimated useful lives ranging from three to seven years. Leasehold improvements are amortized over the lesser of the estimated useful life or the lease term. Gains and losses on the disposal of fixed assets are recognized in the Statement of Loss in the period of disposition.

GOODWILL

    The Company amortizes goodwill using a straight-line method over an estimated useful life of five years. The Company periodically assesses the realizability of the asset based on estimated future cash flows. Accumulated amortizaton was $162,000 as of September 30, 2001 and $442,000 as of December 31, 2000. In June 2001, the Company decided to discontinue the sale of certain products. As a result, the Company recognized an asset impairment for the goodwill related to the discontinued products. In September 2001, the Company determined that the estimated undiscounted future net cash flows for certain additional products are less than the carrying value of the goodwill for these products. Accordingly, the Company has recorded an impairment equal to the difference between the carrying value and the estimated undiscounted future net cash flows (see Note 7).

SOFTWARE DEVELOPMENT COSTS

    Capitalization of software development costs begins on establishment of technological feasibility. Costs incurred prior to establishment of technological feasibility are charged to research and product development expense. The ongoing assessment of recoverability of capitalized costs requires considerable judgement by management with respect to certain factors, including the anticipated future gross revenues, estimated economic life and changes in technology. These factors are considered on a product-by-product basis. Amortization of software development costs is the greater amount computed using
(a) the ratio that current gross revenues for a product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life ranging from three to five years of the product including the period being reported on. Accumulated amortization was zero as of September 30, 2001 and $210,000 as of December 31, 2000. In June 2001, the Company decided to discontinue the sale of certain products. As a result, the Company recognized an asset impairment for the capitalized software development costs related to the discontinued products (see Note 7).

ACQUIRED TECHNOLOGY

    Acquired technology represents the costs of feasible technology acquired from external sources. Amortization of acquired technology is the greater of the amount computed using (a) the ratio that current gross revenues for a product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life ranging from three to five years of the product including the period being reported on. Accumulated amortization was zero as of September 30, 2001 and $1,197,000 as of December 31, 2000. In June 2001, the Company decided to discontinue the sale of certain products. As a result, the Company recognized an asset impairment for the acquired technology related to discontinued products. In September 2001, the Company determined that the estimated undiscounted future net cash flows for certain additional products are less than the carrying value of the acquired technology for these products. Accordingly, the Company has recorded an impairment equal to the difference between the carrying value and the estimated undiscounted future net cash flows (see Note 7).

RESEARCH AND PRODUCT DEVELOPMENT

    Research and product development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established.

                       DSET CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         SEPTEMBER 30, 2001 (UNAUDITED)

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

REVENUE RECOGNITION

    License revenues are comprised of one-time license fees for application development tools, Local Number Portability ('LNP') solutions and electronic-bonding gateways and of repetitive license royalty fees for application development tools that are sold on a multiple-use basis. Revenue for the one-time license fees are recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the fee is fixed and determinable and collection is probable. Royalty revenue for the multiple-use licenses is recognized when the customer sells a product within which is embedded libraries of the application development tools. The contracts for multiple-use licenses do not call for any minimum royalties.

    Service revenues are comprised of post contract customer support service fees which include training, consulting, installation, implementation, and charges for reimbursable expenses and custom product development fees. Revenues for the post contract customer support services are recognized ratably over the period in which the services are provided. Revenues for training in the Company's products are recognized when the training has been completed. Revenues for consulting services are recognized in the period in which the consulting services are provided. Revenues for product installation and implementation services are recognized when contractually agreed upon milestones have been achieved. It is not necessary for the Company to provide implementation services. Outside third-parties are available to perform integration of the Company's software with the customer's systems or the customer can choose to install the software using their own resources. Revenues for reimbursable expenses are recognized as the expenses are incurred. Revenues for custom product development are recognized under the contract method of accounting since they generally require significant production, modification or customization of the Company's products. Revenue for custom product development is recognized as a percentage of the contract completed based upon the ratio of direct labor costs incurred to the estimated total direct labor costs required for the project. Any revenue for custom product development that is recognized in excess of amounts invoiced to the customer for progress billings is recorded as unbilled accounts receivable.

    Some customer contracts provide for multiple elements to be delivered (for example, electronic-bonding gateway products, post contract customer support, training, custom product development, etc.). In those contracts that include multiple elements, the contract fee is allocated to the various elements based on vendor-specific objective evidence ('VSOE') of fair value. Vendor-specific objective evidence of fair value is the price charged when the same element is sold separately.

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

                       DSET CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         SEPTEMBER 30, 2001 (UNAUDITED)

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

TREASURY STOCK

    The Company's purchases of shares of its common stock are recorded as Treasury Stock and results in a reduction of stockholders' equity, at cost. When treasury shares are reissued, the Company uses a first-in, first-out method and the difference between the repurchase cost and the reissuance price is treated as an adjustment to additional paid in capital.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts in the financial statements for cash and cash equivalents, accounts receivable, income taxes receivable, accounts payable and accrued expenses, and notes payable approximate their market values because of the short maturity of those instruments.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for certain items such as the allowance for doubtful accounts, depreciation and amortization, future revenue streams from its products, asset impairments and income taxes. Additionally, the Company evaluates the useful lives of its acquired technology and software development costs based upon changes in technology and industry conditions.

RECLASSIFICATIONS

    Certain amounts in 2000 have been reclassified to conform to the current period presentation.

NEW ACCOUNTING STANDARDS

    In July 2001, the Financial Accounting Standards Board ('FASB') issued Statements of Financial Accounting Standards No. 141 ('SFAS 141') 'Business Combinations' and No. 142, ('SFAS 142') 'Goodwill and Other Intangible Assets'. SFAS 141 supersedes Accounting Principles Board ('APB') Opinion No. 16, 'Business Combinations' and SFAS 38, 'Accounting for Preacquisition Contingencies of Purchased Enterprises'. It requires that all business combinations be accounted for by the purchase method and eliminates the pooling-of-interests method. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 supersedes APB No. 17, 'Intangible Assets' and prohibits amortization of goodwill and other intangible assets that have an indefinite life. SFAS 142 is effective for all fiscal years beginning after December 15, 2001. However, all goodwill and intangible assets that are acquired after June 30, 2001 are immediately subject to SFAS 142. DSET will account for the pending merger with ISPSoft Inc. (see Note 8) in accordance with SFAS 141 and SFAS 142.

    Upon the Company's adoption of SFAS 141 and 142, DSET will not amortize goodwill or other intangibles acquired after June 30, 2001, unless such goodwill or other intangible possesses a finite life. The amortization of goodwill acquired before June 30, 2001 will be discontinued at January 1, 2002.

                       DSET CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         SEPTEMBER 30, 2001 (UNAUDITED)

    In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting standards No. 143, 'Accounting for Asset Retirement Obligations', ('SFAS 143') which addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The effective date for SFAS 143 is for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect that the adoption of the provisions of SFAS 143 will have a material impact on its results of operations or financial position.

    In August 2001, SFAS 144, 'Accounting for the Impairment or Disposal of Long-Lived Assets', was issued, replacing SFAS 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of' and portions of APB Opinion 30, 'Reporting the Results of Operations'. SFAS 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria to be met to classify an asset as held-for-sale. SFAS 144 retains the requirement of APB Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held-for-sale. SFAS 144 is effective January 1, 2002 for the Company, and the Company is currently evaluating the impact of this statement.

3. DEBT OBLIGATIONS

CAPITAL LEASE OBLIGATION

    In June 1999, the Company entered into a five-year capital lease agreement mainly for office furniture and fixtures in the Company's facilities in Bridgewater, New Jersey and Plano, Texas at an annual rate of 8.21%. The annual lease payments approximate $180,000. As part of the reductions in workforce throughout the year (see Note 7), the Company recognized an asset impairment for certain assets under these leases as such assets will not be utilized. Assets recorded under this lease (adjusted for the restructuring discussed in Note 7) are included in fixed assets as follows:

                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                2001            2000
                                                                ----            ----
Furniture and fixtures....................................    $ 412,777       $ 743,462
Accumulated amortization..................................     (132,679)       (159,313)
                                                              ---------       ---------
                                                              $ 280,098       $ 584,149
                                                              ---------       ---------
                                                              ---------       ---------

4. REVENUE CONCENTRATION

    The Company had three customers accounting for 12%, 11%, and 10% of revenues, respectively, for the quarter ended September 30, 2001 and one customer which accounted for 15% of revenues for the quarter ended
September 30, 2000. The Company had one customer, which accounted for 22% of revenues for the nine months ended September 30, 2001 and no customers which accounted for more than 10% of revenues for the nine months ended September 30, 2000. The Company derives a portion of its revenues from international sales, which constituted approximately 1% and 16% of the Company's total revenues in the third quarter of 2001 and 2000, respectively. The Company's international sales currently are United States dollar-denominated. As a result, an increase in the value of the United States dollar relative to foreign currencies could make the Company's products and services less competitive in international markets.

                       DSET CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         SEPTEMBER 30, 2001 (UNAUDITED)

5. EARNINGS PER SHARE

    The Company calculates, presents and discloses earnings per share ('EPS') in accordance with SFAS 128, 'Earnings Per Share'. The statement defines two earnings per share calculations, basic and assuming dilution. The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing net income available to common shareholders by the weighted average number of shares outstanding. The objective of diluted EPS is consistent with that of basic EPS, that is to measure the performance of an entity over the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period. The calculation of diluted EPS is similar to basic EPS except the denominator is increased for the conversion of potential common shares. Due to the Company's net loss for the three month and nine month periods ended September 30, 2001 and 2000, all outstanding stock options are considered to be antidilutive.

    At September 30, 2001 all option exercise prices exceeded the market price of the Company's common stock. At September 30, 2001, outstanding options to purchase 487,237 shares of common stock are antidilutive and excluded from the computation of diluted loss per share for the three month and nine month periods ended September 30, 2001.

6. RELATED PARTY TRANSACTIONS

    During the year ended December 31, 2000, the Company extended three loans to its President and Chief Executive Officer totaling $902,728 with a 6% interest rate per annum with one due November 2000, one due May 2001 and one due October 2001. As of December 31, 2000, the President and Chief Executive Officer repaid $527,728 against these loans leaving an outstanding balance of $627,728 inclusive of a loan of $252,728, which originated in August 1999. The Company's President and Chief Executive Officer has pledged various personal assets including vested options to purchase the Company's stock, shares of the Company's common stock, personal real estate assets and various securities against these loans. The Company recorded a provision of $350,000 for bad debt expense against these loans in the fourth quarter of 2000 for the amount of the loans that exceeds the estimated realizable value.

    In March 2001, the Company and its President and Chief Executive Officer entered into a new loan arrangement which consolidated the outstanding balance for all previous loans and provided for a four year payment schedule with a balloon payment due at the end of the term.

7. RESTRUCTURING AND OTHER CHARGES

    In March 2001, the Company deemed it necessary to reduce the workforce in the United States and Canada by forty-seven employees, close its Canadian facility at DSET Canada, Inc., due to the changing and unpredictable conditions in the marketplace, and discontinue certain product lines in an effort to conserve cash. The involuntary employee separations were mainly in product development and professional services. The Company recorded an impairment charge of approximately $2.2 million in the first quarter of 2001 for the carrying value of a license acquired from Daleen, Inc. that allowed the Company to enter into the Canadian market.

    The approximate restructuring charges recorded in the first quarter 2001 are summarized as follows:

Software license asset impairment...........................  $2,174,000
U.S. and Canadian work force reduction......................     378,000
U.S. and Canadian fixed asset impairments and future
  non-refundable lease payments.............................     847,000
Other.......................................................      30,000
                                                              ----------
    Total first quarter restructuring and other charges.....  $3,429,000
                                                              ----------
                                                              ----------

                       DSET CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         SEPTEMBER 30, 2001 (UNAUDITED)

    In June 2001, the Company further reduced its workforce in the United States by approximately seventy-one employees due to the continued changing and unpredictable conditions in the marketplace and discontinuing certain product lines in an effort to conserve cash. The employees terminated mainly supported the ezSubscribe, ez911, CNAM/LIDB and PIC gateways. The Company recorded an asset impairment of approximately $4.5 million in the second quarter of 2001 for the carrying value of intangible assets related to the discontinued products.

    The approximate restructuring charges recorded in the second quarter 2001 are summarized as follows:

Acquired technology asset impairment........................  $3,729,000
Goodwill asset impairment...................................     420,000
Capitalized software asset impairment.......................     371,000
Work force reduction........................................     969,000
Fixed asset impairments and future non-refundable lease
  payments..................................................   1,291,000
                                                              ----------
    Total second quarter 2001 restructuring and other
      charges...............................................  $6,780,000
                                                              ----------
                                                              ----------

    During the quarter ended September 30, 2001, the Company recorded a pre-tax restructuring charge of approximately $4.6 million for fixed asset write-offs, prepaid license write-offs, lease write-downs, consolidation of office space and impairment of certain intangible assets based on management's decision to reduce operations due to the continuing deterioration of market conditions for DSET's gateway products. In addition, a headcount reduction of sixty employees was put in effect on October 2, 2001. Associated severance costs of employees of approximately $700,000 will be expensed in the quarter ending December 31, 2001 in accordance with standards established by the Financial Accounting Standards Board's Emerging Issues Task Force ('EITF'), Issue No. 94-3.

    The approximate restructuring charges recorded in the third quarter 2001 are summarized as follows:

Fixed assets impairments and future non-refundable fixed
  asset lease payments......................................  $1,523,000
Acquired technology asset impairment........................     772,000
Goodwill asset impairment...................................     311,000
Covenant not to compete asset impairment....................     417,000
Future rent payments for Plano, Texas facility..............   1,147,000
Prepaid software license impairment.........................     360,000
Other.......................................................      50,000
                                                              ----------
    Total third quarter 2001 restructuring and other
      charges...............................................  $4,580,000
                                                              ----------
                                                              ----------

    For the nine months ended September 30, 2001, the amount of termination benefits paid to employees due to the above restructurings was $1.1 million.

    The total remaining restructuring accrual inclusive of termination benefits and non-refundable lease payments at September 30, 2001 is approximately
$2.5 million as summarized as follows:

Severance (expected to be paid out
  in fourth quarter 2001)...................................  $  203,000
Other cash items (expected to be paid out
  in fourth quarter 2001)...................................     150,000
Rent ($150,000 expected to be paid out
  in fourth quarter 2001)...................................   1,300,000
Equipment leases ($81,000 expected to be paid out in fourth
  quarter 2001).............................................     812,000
                                                              ----------
    Total accrued restructuring reserve at
      September 30, 2001....................................  $2,465,000
                                                              ----------
                                                              ----------

                       DSET CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         SEPTEMBER 30, 2001 (UNAUDITED)

8. MERGER WITH ISPSOFT INC.

MERGER AGREEMENT

    In June 2001, the Company announced an agreement to merge with ISPSoft Inc. ('ISPSoft'). ISPSoft has developed what the Company believes to be a technically advanced implementation of Internet Protocol (IP) provisioning software. ISPSoft security holders will receive an aggregate of up to 2,281,144 shares of DSET common stock, $1,000,000 in cash, issuance of an aggregate of $800,000 of DSET Notes Payable and payment of up to $525,000 in cash in exchange for certain debts payable by ISPSoft to certain ISPSoft security holders and/or affiliates, and up to $1,000,000 in cash and/or unregistered shares of DSET common stock in potential milestone payments in exchange for the security holders' ISPSoft securities in the merger. DSET will also issue 238,591 options to purchase shares of DSET common stock upon the assumption of 2,722,510 currently issued and outstanding options to purchase shares of ISPSoft common stock. The number of shares and options are subject to final adjustment as of the date of closing. The merger transaction with ISPSoft is subject to approval by DSET's shareholders.

LOAN TRANSACTIONS

    In May 2001, simultaneously with the execution of a letter of intent related to the merger with ISPSoft, DSET loaned ISPSoft $500,000 pursuant to a collateralized promissory note. Principal and interest, which accrued at eight percent per year, was payable on the earlier of (i) October 31, 2001,
(ii) ISPSoft determining not to enter into a merger with the Company, and
(iii) the consummation by ISPSoft of an equity financing after May 9, 2001 that resulted in gross proceeds to ISPSoft of at least $2,000,000, exclusive of any proceeds received upon the conversion of any promissory notes issued by ISPSoft. The parties also executed a security agreement under which ISPSoft granted DSET a security interest in substantially all of ISPSoft's assets. DSET also became party to an intercreditor agreement with ISPSoft's other secured lenders under which DSET's security interest was to be equal in priority to the security interests of the other secured lenders.

    In June 2001, simultaneously with the execution of the merger agreement with ISPSoft, ISPSoft issued to DSET a $2,000,000 promissory note, which replaced the $500,000 note. The remaining loan amounts were loaned by DSET to ISPSoft as follows: $500,000 in June 2001; $500,000 in July 2001; and $500,000 in August
2001. In September 2001, another collateralized promissory note was issued for $750,000, of which $250,000 was loaned in September. The remainder was loaned in October 2001. The $2,250,000 that was loaned to ISPSoft as of September 30, 2001 has been classified as a long-term asset. Principal and interest, which accrues at eight percent per year, is payable on the earlier of (i) December 31, 2001, unless the failure to close the merger is caused by the failure of DSET to obtain requisite shareholder approval, in which case the note shall be payable on January 31, 2002; (ii) ISPSoft being required to pay a break up fee as a result of ISPSoft's termination of the merger agreement; and (iii) the consummation by ISPSoft of an equity financing after June 26, 2001 that results in gross proceeds to ISPSoft of at least $2,000,000, exclusive of any proceeds received upon the conversion of any promissory notes issued by ISPSoft. On November 5, 2001 the Company agreed to lend ISPSoft an additional amount of $850,000 during the fourth quarter of 2001 with the same terms and conditions as the above.

9. EMPLOYEE STOCK PURCHASE PLAN

    On June 13, 2001, the Company adopted an Employee Stock Purchase Plan ('ESPP') under Section 423 of the Internal Revenue Code. The ESPP was effective July 1, 2001. Under the ESPP, eligible employees are provided an opportunity to purchase shares of the Company's common stock through regular payroll deductions. The total number of shares of common stock that are authorized for issuance under the ESPP is 250,000. Employees are given an opportunity to purchase shares of common

                       DSET CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         SEPTEMBER 30, 2001 (UNAUDITED)

stock during consecutive six month periods, and the right to purchase shares will expire on the last day of the six month period. The purchase price for shares offered under the ESPP for the first plan period ending December 31, 2001 was equal to a percentage designated by the compensation committee of the Board of Directors (not less than 85%) of the lower of the closing price of the Company's common stock on June 29, 2001 or December 31, 2001 as reported on the Nasdaq National Market. For each subsequent six month period, the purchase price for shares offered under the ESPP will be equal to a percentage designated by the compensation committee of the Board of Directors (not less than 85%) of the lower of the fair market value of the Company's common stock at the commencement or termination of the six month period. The ESPP will expire on July 1, 2005.

10. SHAREHOLDER RIGHTS PLAN

    In July 2001 the Company announced that its Board of Directors had adopted a shareholder rights plan (the 'Rights Plan'). Under the Rights Plan, each shareholder of record on July 31, 2001 received a distribution of one right for each share of DSET common stock ('Rights'). Initially the Rights are represented by DSET's common stock certificates, are not traded separately from DSET's common stock, and are not exercisable. The Rights become exercisable only if an entity acquires, or announces a tender offer, that would result in ownership of 15% or more of DSET's common stock, at which time each Right would enable the holder to buy one one-thousandth of a share of DSET's Series A Junior Participating Preferred Stock at an exercise price of $20, subject to adjustment. The actual number of shares acquirable by the holder equals $20 divided by one-half of the then current market price of DSET's common stock. Additionally, the Rights Plan provides that in the event of a subsequent merger or other acquisition of DSET, the holders of Rights will be entitled to buy shares of common stock of the acquiring entity at one-half of the market price of the acquiring company's shares. The Company will account for the contingent conversion in the Rights Plan in accordance with EITF Issue No. 00-27 'Application of EITF Issue No. 98-5, `Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios' to Certain Convertible Instruments' which requires the Company to compute the resulting number of shares that would be received pursuant to the new conversion price upon the occurrence of the conversion event. The number of shares that would be received upon conversion based on the adjusted conversion price would then be compared with the number that would have been received prior to the occurrence of the contingent event. The excess number of shares multiplied by the commitment date stock price would equal the incremental intrinsic value that results from the resolution of the contingency and the corresponding adjustment to the conversion price. That incremental amount would be recognized when the triggering event occurs in accordance with EITF Issue No. 00-27.

11. NASDAQ NOTICE

    DSET's common stock is currently listed on the Nasdaq National Market. On July 9, 2001, the Company received notification from the Nasdaq Stock Market, Inc. ('Nasdaq') that the Company was not in compliance with Nasdaq's $1.00 minimum bid price requirement because the Company's common stock had closed below that minimum price for thirty consecutive trading days. DSET effected a one-for-four split recapitalization as of the close of business on August 21, 2001, which enabled the Company to regain compliance with Nasdaq's minimum bid requirements. Nasdaq formally notified the Company on September 7, 2001 that the Company had regained compliance. On September 27, 2001, Nasdaq announced that its Board of Directors authorized the suspension of the minimum bid and public float listing requirements effective immediately until January 2, 2002. The Company cannot guarantee that DSET will maintain a minimum bid price above $1.00 or that DSET's common stock will not be delisted from the Nasdaq National Market in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

    DSET is a supplier of electronic-bonding gateways that enable competitive service providers ('CSPs') to implement electronic trading partner networks. A trading partner network plays a critical role in lowering the cost of acquiring customers, reducing the amount of time required to provision new phone services for customers, and minimizing the time required to resolve service outages to ensure higher customer satisfaction and less customer churn. The Telecommunications Act of 1996 encourages competition among providers of local phone services by requiring the incumbent phone service provider to allow new CSPs to electronically interconnect with the incumbents' operational support systems so the CSP can lease portions of their networks and resell these capabilities to businesses and consumers. Hundreds of CSPs are vying to win customers from the incumbents by offering better pricing and service. With DSET solutions, CSPs can build trading partner networks that assist in the 'provisioning' of phone services for new customers in days rather than weeks. DSET solutions can also help CSPs maintain higher levels of customer satisfaction once they have succeeded in winning new customers from the incumbents. Additionally, as a result of DSET's announced plans to merge with ISPSoft Inc., the Company has become a reseller of IP provisioning solutions that facilitate the creation of virtual private networks ('VPNs') and a variety of other services at a fraction of the cost and time of conventional provisioning methods.

    In the mid to late 1990's, DSET focused on providing software that enabled the creation of applications that could be distributed among many processors in order to solve highly complex problems in the network management arena. This software was known as application development toolkits and was predominantly sold to network equipment vendors, both domestically and internationally. Until 1999, substantially all of the Company's revenues had been derived from these application development toolkits and related applications or services. These software solutions were optimized to support the technologies recommended under the Telecommunications Management Network ('TMN') standards established in the early 1990's. At the end of 2000, it was clear that the telecommunications industry had turned away from supporting certain technology defined in the TMN guidelines. DSET decided to discontinue directly selling application development toolkits and related applications due to the expenses and the shrinking revenue base associated with them. Both the toolkits and the related applications are still sold and supported by a partner of DSET's, NE Technologies, Inc.

    A major downturn in the telecommunications industry occurred in the second half of the year 2000. This downturn reduced DSET's revenues significantly beginning in the third quarter of 2000 and continued to the most recent quarter-end causing the losses in each of these quarters. This downturn was brought about by the sudden withdrawal of available financing from almost all of the traditional financing sources (vendors, lenders, private equity/venture capital sources, public equity markets and large corporate partners) to the Company's current and potential customers. The CSPs have experienced this decrease in funding due to concerns over their business models. This decrease in funding has forced CSPs to stop spending on many capital projects, including establishing trading partner networks, resulting in lower sales of DSET's products and services. Many of DSET's targeted customers have already purchased billing and order management systems but have decided to delay their purchases of gateways until the funding climate improves and the order flow from their customers increases. These purchasing delays not only occurred at large well-funded CSPs, but also at start-up CSPs. Prior to this downturn, the new CSPs were successfully and regularly obtaining large capital commitments allowing them to increase the size and the pace of their infrastructure spending. This funding crisis also affected the Company's collection efforts since many customers either declared bankruptcy or concluded that they did not have sufficient available cash to pay their obligations to DSET. The Company believes that it has adequately reserved for potential doubtful accounts, although no assurance can be made that additional customers will not go bankrupt or have financial difficulties.

    DSET's policy to assess the probability of collection consists of reviewing public and private sources of financial information for all potential customers (e.g., financial statements, periodic filings and press releases), inquiring of management of the potential customer how they intend to pay for their purchase, reviewing available information from credit rating agencies and if available, contacting funding sources, reviewing recent announcements regarding completed and proposed financing and discussing the potential customer's credit worthiness with other suppliers.

    Prior to the third quarter of 2000, DSET's experience with the necessity for creating allowances for bad debt had been good. The Company's ongoing credit assessment procedures include maintaining contact with the customer regarding the status of the receivable, reviewing all overdue outstanding balances and continuing to review available public and private information regarding the customer's ability to pay. The sudden market change beginning in the third quarter of 2000 resulted in certain customers declaring bankruptcy as they had overextended their available financing, others to reduce their capital expenditures and others to state their intention not to pay their outstanding obligations.

    DSET is currently offering transaction based payment plans and a rental program with little cash due up front as a response to this downturn. DSET has also reduced headcount and expenses in an effort to conserve cash and ultimately return to profitability. DSET has utilized cash previously invested in marketable securities to finance the losses brought about by the downturn.

    Prior to DSET's new 'Pay As You Grow' and rental programs the Company's license revenues were derived from the sale of electronic-bonding gateways to CSPs under contracts that provide for license fees. Prices for licenses of the CSP products range from $115,000 to $500,000. The total price of a license sale to a customer depends on the number of licensed products and the number of trading partners.

    During the second quarter of 2001, DSET introduced a 'Pay as You Grow' pricing option to provide alternatives to CSPs that are constrained by lack of funding. The 'Pay As You Grow' model is a run time royalty model with a minimum monthly payment requirement. The contractual minimum payment amounts are determined based on estimated monthly usage by the customer at the beginning of the contract. The customer is charged monthly based on actual usage of the software or the minimum contract amount, whichever is more. Usage is defined as completed transactions for provisioning services between a CSP and a trading partner. Therefore, revenue will be recognized on a periodic basis as it becomes due in accordance with AICPA Statement of Position ('SOP') 97-2. The pricing model has the effect of spreading our normal license revenue over two to three years depending on customer usage. This program has been offered to certain potential customers beginning in the second quarter of 2001. No contracts have yet to be consummated with this pricing model and no revenue has been recognized to date on this basis.

    In an effort to find the right financial model that could encourage CSPs to once again start buying electronic bonding gateways, on October 4, 2001, the Company announced a new program to assist CSPs. The new Gateway Rental Program provides existing and prospective customers the ability to rent electronic bonding gateways on a month-to-month basis, with a 90-day cancellation provision. The program includes the use of the software, technical support, software upgrades and change management services for a monthly charge that is roughly equivalent to what they had been paying for the maintenance services only. Revenue is recognized in the month in which customers use DSET's software and services. The Rental Program is DSET's newest offering to CSPs, with no contracts executed or revenues recognized to date.

    In 2000, revenues from the sale of LNP solutions and application development tools to customers under contracts were generally derived from license fees and run-time royalty fees. Prices for licenses of the Company's LNP solutions and application development tool suites can range from approximately $150,000 to $400,000, depending on the number of licensed components and development users. The Company's license agreements for application development tools also typically provide for run-time royalty fees that were earned at the time of deployment by equipment vendors to telecommunications carriers of network devices that have embedded applications built with the Company's software. A run-time license permits an equipment vendor to incorporate applications developed with the Company's software tools in such vendor's telecommunications network devices. Run-time royalty fees are recognized as the Company is notified of such deployment. Notification is typically received from customers pursuant to quarterly reports or via purchase orders for individual licenses.

    In 2000, the Company entered into an agreement with NE Technologies, Inc. pursuant to which NE Technologies, Inc. performs as a subcontractor for DSET with respect to substantially all of the post contract customer support for network solutions to which DSET was obligated through December 31, 2000. In connection with such agreement, DSET receives a royalty of between fifteen and thirty percent for all new business generated by NE Technologies, Inc. Such royalties amounted to $371,000 for the nine months ending September 30, 2001. Commencing in 2001, DSET receives and recognizes royalty revenues from NE Technologies, Inc. relating to their revenues from their business operations including application development product suites license, maintenance, projects and other related services.

    The Company's service revenues are comprised of fees derived from custom program development, implementation, installation, training fees and maintenance. The Company's custom program development services are generally individually negotiated and contracted for on a fixed price basis. Prices for such projects vary depending upon the size and scope of the project and estimated time and effort to completion. Revenues from custom program development services are generally recognized on a percentage of completion basis calculated as direct labor costs are incurred in relation to estimated total direct labor costs at completion for each project. The impact of revisions in percentage of completion estimates is reflected in the period in which the revisions are made. Maintenance services, for which the Company typically charges between 15% and 30% annually of the price of the products licensed by the customer, may be purchased at the customer's option. Maintenance fees are recognized as service revenue over the term of the maintenance period, which is typically a 12-month term.

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

    The Company primarily markets and sells its products and services through a direct sales force in North America. The Company derives a portion of its revenues from international sales, which constituted approximately 1% and 16% of the Company's total revenues in the third quarter of 2001 and 2000, respectively. International sales are derived from Europe (primarily Italy and Germany), and Asia (primarily Korea, China and Japan). The Company's international sales currently are United States dollar-denominated. As a result, an increase in the value of the United States dollar relative to foreign currencies could make the Company's products and services less competitive in international markets.

    For the quarters ended September 30, 2001 and 2000, the Company derived approximately 11.4% and 70.6%, respectively, of its total revenues from license revenues and approximately 88.6% and 29.4%, respectively, of its total revenues from service revenues. During the third quarter of 2001, revenues generated from CSPs were approximately $1.6 million and revenues generated from network equipment vendors for LNP solutions, application development tools and related services were approximately $148,000. During the third quarter of 2000, revenues generated from CSPs were $10.6 million and revenues generated from network equipment vendors were approximately $3.3 million.

    The Company had three customers accounting for 12%, 11%, and 10% of revenues, respectively, for the quarter ended September 30, 2001 and one customer which accounted for 15% of revenues for the quarter ended
September 30, 2000. The Company had one customer which accounted for 22% of revenues for the nine months ended September 30, 2001 and no customer, which accounted for more than 10% of revenues for the nine months ended September 30, 2000. The Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. In addition, the Company anticipates that its results of operations in any given period will also continue to depend on its customers' cash flow and ability to obtain external financing. As a result of this customer concentration and the uncertainty in the customer's financing, the

Company's revenues from quarter to quarter, financial condition and results of operations may be subject to substantial period-to-period fluctuations.

RESTRUCTURING

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

    In June 2001, in connection with a restructuring plan to exit certain non-strategic product lines and to streamline its cost structure, the Company recorded in the second quarter a pre-tax charge to earnings of approximately $6.8 million, which included an asset impairment of approximately $4.5 million for the carrying value of certain licenses related to the discontinued products, severance charges of $1.0 million for approximately 70 involuntary employee separations, and fixed asset and lease write-downs of $1.3 million.

    During the quarter ended September 30, 2001, the Company recorded a pre-tax restructuring charge of approximately $4.6 million for fixed asset write-offs, prepaid license write-offs, lease write-downs, consolidation of office space and asset impairment of certain intangible assets based on management's decision to reduce operations due to the continuing deterioration of market conditions for DSET's gateway products. In addition, a headcount reduction of sixty employees was effective on October 2, 2001. Associated severance costs of employees of approximately $700,000 will be expensed in the quarter ending December 31, 2001 in accordance with standards established by the Financial Accounting Standards Board's Emerging Issues Task Force, Issue
No. 94-3.

OTHER EVENTS

    On June 26, 2001 the Company announced the agreement to merge with ISPSoft Inc. that is expected to be completed by the end of December 2001. Headquartered in New Jersey, ISPSoft has developed what the Company believes to be a technically advanced implementation of IP provisioning software. The market for next generation software-based provisioning systems is expected to grow from approximately $800 million in 2001 to almost $1.6 billion in 2004, according to a report by the research and consulting firm IDC. ISPSoft security holders will receive an aggregate of up to 2,281,144 shares of DSET common stock, $1,000,000 in cash, issuance of an aggregate of $800,000 of DSET Notes Payable and payment of up to $525,000 in cash in exchange for certain debts payable by ISPSoft to certain ISPSoft security holders and/or affiliates, and up to $1,000,000 in cash and/or unregistered shares of DSET common stock in potential milestone payments in exchange for their ISPSoft securities in the merger. DSET will also issue 238,591 options to purchase shares of DSET common stock upon the assumption of 2,722,510 currently issued and outstanding options to purchase shares of ISPSoft common stock. The number of shares and options is subject to final adjustment as of the date of closing. The merger transaction with ISPSoft is subject to approval by DSET's shareholders.

    On July 23, 2001, the Company announced that on July 20, 2001 its Board of Directors had adopted a shareholder rights plan (the 'Rights Plan'). Under the Rights Plan, each shareholder of record on

July 31, 2001 received a distribution of one Right for each share of DSET common stock ('Rights'). Initially the Rights are represented by DSET's common stock certificates, are not traded separately from DSET's common stock, and are not exercisable. The Rights become exercisable only if an entity acquires, or announces a tender offer, that would result in ownership of 15% or more of DSET's common stock, at which time each Right would enable the holder to buy one one-thousandth of a share of DSET's Series A Junior Participating Preferred Stock at an exercise price of $20, subject to adjustment. The actual number of shares acquirable by the holder equals $20 divided by one-half of the current market price of DSET's common stock. Additionally, the Rights Plan provides that in the event of a subsequent merger or other acquisition of DSET, the holders of Rights will be entitled to buy shares of common stock of the acquiring entity at one-half of the market price of the acquiring company's shares.

    DSET's common stock is currently listed on the Nasdaq National Market. On July 9, 2001, the Company received notification from the Nasdaq Stock Market, Inc. ('Nasdaq') that the Company was not in compliance with Nasdaq's $1.00 minimum bid price requirement because the Company's common stock had closed below that minimum price for thirty consecutive trading days. DSET effected a one-for-four split recapitalization as of the close of business on August 21, 2001, which enabled the Company to regain compliance with Nasdaq's minimum bid requirements. Nasdaq formally notified the Company on September 7, 2001 that the Company had regained compliance. On September 27, 2001, Nasdaq announced that its Board of Directors authorized the suspension of the minimum bid and public float requirements effective immediately until January 2, 2002. The Company cannot guarantee that DSET will maintain a minimum bid price above $1.00 or that DSET's common stock will not be delisted from the Nasdaq National Market in the future.

    On August 14, 2001 the Company announced the approval of a reverse stock split effective on the close of business on August 21, 2001, pursuant to which one new share of Common Stock of the Company would be issued in exchange for each four outstanding shares of Common Stock. The Board of Directors approved the reverse split under New Jersey law and also authorized the reduction of the Company's authorized common stock four-fold from 40,000,000 to 10,000,000. The Company's common stock commenced trading at the post-split price on August 22, 2001.

FORWARD-LOOKING STATEMENTS

    Statements contained in this Form 10-Q that are not based on historical fact are 'forward-looking statements' within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology such as 'may,' 'will,' 'should,' 'expect,' 'estimate,' 'anticipate,' 'continue,' or similar terms, variations of such terms or the negative of those terms. Such forward-looking statements involve risks and uncertainties, including, but not limited to:
(i) the substantial variability of the Company's quarterly operating results,
(ii) the Company's dependence on the rapidly evolving telecommunications industry, (iii) rapid technological change in the Company's industry,
(iv) uncertainty in the Company's customers' cash flow and external financing environment, (v) the limited number of customers for a significant portion of the Company's revenue, (vi) risks associated with market acceptance of the Company's gateways and other products and services, (vii) risks associated with intense competition in the industry, including competition for qualified technical personnel, (viii) the buying patterns of the telecommunications providers and other potential customers, (ix) the ongoing risk that telecommunications providers and other potential customers will not get expected funding and (x) risks associated with acquisitions of businesses by the Company, including risks relating to unanticipated liabilities or expenses or lower than expected revenues of such acquired businesses. The success of the Company depends to a large degree upon increased demand by Telecom Service Providers for its products and services, and if the Company's contemplated merger with ISPSoft is consummated, the market for Internet Protocol (IP) provisioning software. As a result of such risks and others expressed from time to time in the Company's filings with the Securities and Exchange Commission, the Company's actual results may differ materially from the results discussed in or implied by the forward-looking statements contained herein.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

    Revenues. Total revenues decreased by 85.5% to $2.0 million in the third quarter of 2001 from $13.9 million in the third quarter of 2000. License revenues decreased by 97.7% to $230,000 in the third quarter of 2001 from $9.8 million in the third quarter of 2000. This decrease was attributable to a downturn in the telecom industry, especially in our market niche, resulting in a reduction in orders by prospective customers due to poor operating results of the CSPs, and the absence of available funding from capital markets to these prospective customers. Service revenues decreased 56.2% to $1.8 million in the third quarter of 2001 from $4.1 million in the third quarter of 2000. This decrease was attributable to a $600,000 decrease in tools maintenance revenue for network solutions, a $300,000 decrease in other network solutions revenue, a $250,000 decrease in LNP solutions percentage of completion revenue, and a $60,000 decrease in LNP maintenance revenue, and a $1.1 million decrease in gateway solutions service revenue. Revenues recorded using the percentage of completion method of contract accounting amounted to $45,000 in the third quarter of 2001 as compared to $1.8 million in the third quarter of 2000. The percentage of completion method is used to recognize revenue the first time that a gateway or other custom product is ordered. After the product has been designed, engineered, programmed, tested, and accepted by the customer, subsequent sales of the product to other customers are recognized as license revenues because significant additional customization or modification is not required. Gateway implementation service revenue decreased to $343,000 in the three months ended September 30, 2001 as compared to $572,000 in the three months ended September 30, 2000.

    Gross profit. The Company's gross profit decreased 91.1% to $801,000 in the third quarter of 2001 from $9.0 million in the third quarter of 2000. Gross profit percentage for license revenues decreased to 43.0% in the third quarter of 2001 from 84.1% in the third quarter of 2000 due to a lower sales volume offset by lower fixed charges as a result of the decrease in the amortization of acquired technology and capitalized software development costs. Gross profit percentage for service revenues increased to 39.3% in the third quarter of 2001 from 18.3% in the third quarter of 2000. The increase in gross profit from service revenues percentages was attributable to the reduction of staff, travel, and contract labor in professional services.

    Sales and marketing expenses. Sales and marketing expenses decreased 59.8% to $1.3 million in the third quarter of 2001 from $3.2 million in the third quarter of 2000. The decrease in sales and marketing expenses was mainly attributable to a $750,000 decrease in commissions (due to reduced sales), a $600,000 decrease in personnel related expenses, a $400,000 decrease in travel, a $80,000 decrease in sales meetings and a $70,000 reduction in miscellaneous other expenses.

    Research and product development expenses. Research and product development expenses decreased 65.4% to $1.7 million in the third quarter of 2001 from $4.9 million in the third quarter of 2000. Personnel related expenses decreased by $1.9 million, contract labor decreased by $700,000, depreciation and occupancy and related costs decreased by $400,000 due to restructuring incurred in 2001, and travel expense decreased by $200,000.

    General and administrative expenses. General and administrative expenses decreased 33.1% to $1.1 million in the third quarter of 2001 from $1.7 million in the third quarter of 2000. The decrease in general and administrative expenses was mainly due to a $450,000 decrease in recruiting costs, a $125,000 decrease in professional fees, and a $100,000 decrease in travel and related expenses, offset by a $100,000 increase in occupancy and depreciation costs. Due to the relocation of non-administrative personnel to the Company's Plano office, administrative departments have absorbed a larger portion of the facilities costs of the Bridgewater facility.

    Bad debt expense. Bad debt expense decreased to approximately $1,000 in the third quarter of 2001 from $4.9 million in the third quarter of 2000. The components of bad debt expense were $350,000 due to concern for the customers' ability to pay its obligations, offset by cash collections of $349,000 for previously reserved balances. Bad debt expense as a percentage of sales was zero in the third quarter of 2001 as compared to 35.5% in the corresponding period in the previous year. The decrease is due to the significantly lower accounts receivable balances and sales volume. The $4.9 million expense of the third quarter of 2000 was composed of the uncertainty of funding for the CSPs
($2.1 million), a major customer declaring bankruptcy ($1.6 million) and the settlement of a dispute with a customer with a reserve for future product credits that may be granted to that customer ($1.2 million).

    Amortization of goodwill and other intangibles. Amortization expense decreased to $70,000 in the third quarter of 2001 from $106,000 in the third quarter of 2000. The reduction is due to the asset impairments for goodwill and other intangible assets recorded during 2001.

    Restructuring and other charges. Restructuring and other charges in the third quarter of 2001 were $4.6 million for the impaired asset portion of the restructuring in the third quarter. There were $1.5 million in asset impairments of intangible assets at the end of the third quarter, $1.4 million in surplus fixed assets, $1.1 million in charges related to the rent in the Plano, Texas office, $360,000 in impaired prepaid licenses, $150,000 in impaired leasehold improvements, and $50,000 in other expenses.

    Interest expense and other income (expense). Interest expense and other income and expense increased to an income of $52,000 for the third quarter of 2001 from an expense of $43,000 for the third quarter of 2000 due to sublet rental income of the third floor of the Bridgewater office in 2001.

    Interest income and realized gains and losses on marketable securities. Interest income decreased to approximately $469,000 in the third quarter of 2001 as compared to approximately $496,000 in the third quarter of 2000. This decrease was due to lower principal balances in 2001 due to the funding of operations and reduced interest rates due to the current economic climate offset by an increase in realized gains from redemptions of marketable securities and interest received on federal income tax refunds.

    Income taxes. The Company recognized a tax provision of $125,000 for the third quarter of 2001 as compared to a tax benefit of $2.1 million in the third quarter of 2000. The 2001 rate differs substantially from the statutory rate due to the Company's losses. The tax provision in the third quarter of 2001 relates to the realized gains from redemptions of marketable securities and a change in estimate for 2000's income taxes.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

    Revenues. Total revenues decreased by 80.7% to $8.0 million in the nine months ended September 30, 2001 from $41.7 million in the nine months ended September 30, 2000. License revenues decreased by 92.2% to $2.3 million in the nine months ended September 30, 2001 from $30.1 million in the nine months ended September 30, 2000. This decrease was attributable to a drastic downturn in the telecom industry, especially in our market niche, resulting in a reduction in orders by prospective customers due to poor operating results of the CSPs and the absence of available funding from capital markets to these prospective customers. Service revenues decreased 50.8% to $5.7 million in the nine months ended September 30, 2001 from $11.6 million in the nine months ended
September 30, 2000. This decrease was attributable to a $3.0 million decrease in LNP custom projects and maintenance, a $2.2 million decrease in Network Solutions revenue, offset by a $600,000 increase in Carrier Solutions service revenue. The Company transitioned from the Network Solutions and LNP business in 2001 to concentrate on the Carrier Solutions business. Revenues recorded using the percentage of completion method of contract accounting amounted to $100,000 in the nine months ended September 30, 2001 as compared to $6.2 million in the nine months ended September 30, 2000 ($300,000 for Network Solutions; $2.5 million for LSMS/LNP; and $3.4 million for Carrier Solutions). The percentage of completion method is used to recognize revenue the first time that a gateway or other custom product is ordered. After the product has been designed, engineered, programmed, tested, and accepted by the customer, subsequent sales of the product to other customers are recognized as license revenues because significant additional customization or modification is not required. Trading Partner Network implementation service revenue increased to $1.4 million in the nine months ended September 30, 2001 as compared to $681,000 in the nine months ended September 30, 2000. Maintenance for Gateways increased to $2.9 million in the nine months ended September 30, 2001 as compared to $900,000 in the nine months ended September 30, 2000.

    Gross profit. The Company's gross profit decreased 92.6% to $2.3 million in the nine months ended September 30, 2001 from $30.3 million in the nine months ended September 30, 2000. Gross profit percentage for license revenues decreased to 50.5% in the nine months ended September 30, 2001 from 89.2% in the nine months ended September 30, 2000 due to a lower sales volume offset by less amortization of acquired technology and capitalized software development costs. Gross profit percentage for service revenues decreased to 18.8% in the nine months ended September 30, 2001 from 30.0% in the nine months ended
September 30, 2000. The decrease in gross profit percentages was attributable to lower sales as there are fixed expenses within service cost of goods sold.

    Sales and marketing expenses. Sales and marketing expenses decreased 37.4% to $6.0 million in the nine months ended September 30, 2001 from $9.5 million in the nine months ended September 30, 2000. The decrease in sales and marketing expenses was attributable to a $2.0 million reduction in commission expense due to the reduction in sales activity, a $800,000 decrease in travel expenses, a $500,000 decrease in personnel related costs, a $400,000 decrease in contract labor, a $300,000 increase in depreciation and occupancy costs, and a $100,000 decrease in sales meeting costs.

    Research and product development expenses. Research and product development expenses decreased 31.2% to $8.6 million in the nine months ended September 30, 2001 from $12.5 million in the nine months ended September 30, 2000. The decrease is mainly attributable to a $1.4 million decrease in personnel related expenses, a $1.3 million decrease in contract labor, a $600,000 decrease in occupancy and depreciation costs, a $300,000 decrease in travel expenses, $100,000 decrease in equipment rental, and a $200,000 net decrease in other expenses.

    General and administrative expenses. General and administrative expenses increased 1.9% to $4.4 million in the nine months ended September 30, 2001 from $4.3 million in the nine months ended September 30, 2000. The increase in general and administrative expenses was due to a $450,000 increase in occupancy and depreciation costs, a $480,000 increase in personnel related costs, a $200,000 increase in relocation costs, offset by a $940,000 decrease in recruiting costs and a $100,000 decrease in other expenses. Due to the relative reduction of non-administrative personnel, administrative departments have absorbed a larger portion of the facilities costs of the Bridgewater facility.

    Bad debt expense. Bad debt expense decreased to approximately $987,000 in the nine months ended September 30, 2001 from approximately $5.8 million in the nine months ended September 30, 2000. The decrease was due to the high volume of allowances in year 2000, and the relatively low volume of sales and receivables in 2001. The bad debt expenses recognized in the nine months ended
September 30, 2001 consisted of the following components: recognition of bad debt expense due to customers that discontinued projects or stated their intention not to pay ($497,000), a customer that did not fulfill its payment program after resolving outstanding disputes ($252,000) and the declaration of bankruptcy by two customers ($236,000). Bad debt expense as a percentage of sales was 12.3% in the nine months ended September 30, 2001 as compared to 13.9% in the corresponding period in the previous year. The $5.8 million expense of 2000 was composed of the uncertainty of funding for the CSPs ($3.0 million), a major customer declaring bankruptcy ($1.6 million) and settlement of a dispute with a customer with a reserve for future credits that may be granted to that customer ($1.2 million).

    Set forth below is a schedule comparing the company's bad debt expenses recorded with the periods in which the corresponding revenue was recognized:

             BAD DEBT EXPENSE RELATED TO QUARTER REVENUE RECOGNIZED
                             (DOLLARS IN THOUSANDS)

                                                              REVENUE RECOGNIZED
                                  --------------------------------------------------------------------------
                                  Q2 '99   Q3 '99    Q4 '99    Q1 '00    Q2 '00    Q3 '00    Q4 '00   Q1 '01
                                  ------   ------    ------    ------    ------    ------    ------   ------
Total revenue...................  $9,118   $12,909   $15,126   $11,598   $16,234   $13,867   $5,343   $3,415
Total Q1 '01 bad debt expense...  $  101   $   146   $    55   $ --      $   134   $     4   $ --     $ --
Total Q2 '01 bad debt expense...  $   30   $    63   $   214   $     4   $    95   $    96   $   23   $   20
Total Q3 '01 bad debt expense...  $ --     $ --      $ --      $ --      $ --      $ --      $ --     $    1

                                     REVENUE RECOGNIZED
                                  -------------------------
                                  Q2 '01   Q3 '01    TOTAL
                                  ------   ------    -----
Total revenue...................  $2,616   $2,015   $90,226
Total Q1 '01 bad debt expense...  $ --     $ --     $   440
Total Q2 '01 bad debt expense...  $ --     $ --     $   545
Total Q3 '01 bad debt expense...  $ --     $ --     $     1

    Amortization of goodwill and other intangibles. Amortization expense decreased to approximately $274,000 in the nine months ended September 30, 2001 as compared to $313,000 in the nine months ended September 30, 2000. The reduction is due to the asset impairments for goodwill and other intangible assets recorded during 2001.

    Restructuring and other charges. Restructuring and other charges in the nine months ended September 30, 2001 were $14.8 million. These changes were comprised of asset impairments of $8.2 million, for the carrying value of certain software licenses related to acquired technology and goodwill, $4.9 million for fixed asset impairment and non-refundable future lease payments, and $1.7 million in severance charges related to the March and June 2001 staffing reductions.

    Interest expense and other income (expense). Interest expense and other income (expense) decreased to $26,000 for the nine months ended September 30, 2001 from $139,000 for the nine months ended September 30, 2000 due to sublet rental income of the third floor in the Bridgewater office in 2001.

    Interest income and realized gains and losses on marketable securities. Interest income and realized gains and losses on marketable securities decreased to approximately $1.4 million in the nine months ended September 30, 2001 as compared to approximately $1.5 million in the nine months ended September 30, 2000. This decrease was due to lower marketable security balances in 2001 due to the funding of operations and reduced interest rates due to the current economic climate offset by increased realized gains from redemptions of marketable securities.

    Income taxes. The Company's effective tax rate was approximately a provision of 0.8% and a benefit of 78.5% for the nine months ended September 30, 2001 and 2000, respectively. The 2001 rate differs substantially from the statutory rate due to a valuation allowance of approximately $8.2 million against the net operating loss carryforwards. In making this assessment, the Company considered the unpredictability of customers' funding and purchasing decisions. The provision recorded in 2001 is the result of a change in estimate of the income tax receivable as compared to when the return was actually prepared and to the realized gains from redemptions of marketable securities. In the nine months ended September 30, 2000, the tax benefit on the current period reflected research and development and foreign tax credits offset by state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

    Since its inception in 1989, the Company has financed its operations primarily through cash generated by operations and cash raised through its March 1998 initial public offering. At September 30, 2001, the Company's cash, cash equivalents and marketable securities aggregated approximately $18.4 million, of which cash and cash equivalents aggregated approximately $17.3 million and marketable securities aggregated approximately $1.1 million. Marketable securities at September 30, 2001 were comprised of fixed income government securities and corporate bonds. The Company's working capital was $11.5 million and $35.3 million at September 30, 2001 and December 31, 2000, respectively.

    Accounts receivable, net, decreased to $839,000 at September 30, 2001 from $6.2 million at December 31, 2000, primarily as a result of decreased sales and the collection of outstanding receivables. Included in accounts receivable at September 30, 2001 was $11.8 million for trade receivables and $1.9 million for unbilled project revenue as compared to $16.1 million for trade receivables and $2.9 million for unbilled project revenue at December 31, 2000. Two customers accounted for 12% and 11% of gross accounts receivable at September 30, 2001. The allowance for doubtful accounts was $12.7 million at September 30, 2001 as compared to $12.3 million at December 31, 2000. Unbilled project revenue is the excess amount of revenue recognized through percentage of completion that has not been billed to the customer. Payment terms to customers are generally net zero to net ninety days.

    The Company bills its foreign customers in U.S. dollars at agreed-upon contractual terms. Accounts receivable at September 30, 2001 includes approximately $60,000 from foreign customers.

    The Company's capital expenditures were approximately $713,000 and $2,312,000 for the nine months ended September 30, 2001 and 2000, respectively.

    In June 1999, the Company entered into a five-year capital lease agreement at an annual interest rate of 8.21% for equipment, furniture and fixtures at its new office facilities. Assets recorded under this lease are included in fixed assets. Annual lease payments approximate $180,000.

    The Company has made, in connection with its pending merger, a series of loans to ISPSoft Inc. totaling $2,250,000 as of September 30, 2001 with additional loans in October 2001. ISPSoft, since its inception, has incurred substantial losses and expects to incur operating losses for the foreseeable future. Although ISPSoft has announced the commercial availability of certain products, because of its limited operating history, ISPSoft cannot predict its success in the marketplace. Additionally, ISPSoft may not be able to obtain other sources of financing, if its merger with DSET is not completed. Accordingly, DSET will be required to reassess the collectiblity of these loans if the merger between DSET and ISPSoft is not completed.

    The net proceeds received by the Company upon the consummation of its initial public offering in March 1998, pending specific application, were invested in short-term, investment-grade, interest-bearing instruments and have been used to finance operations.

    The Company's ability to improve its profitability and ability to generate positive cash flows from operations will have a significant impact on the period through which the Company's existing cash will be sufficient to fund its operations. Based on the Company's plan, which contemplates the merger with ISPSoft and the resulting cash requirements for operations, the Company believes that its existing available cash and marketable securities may not be adequate to satisfy current and planned operations for the next 12 months. Additionally, the Company expects additional financing prior to the Company's return to profitability or to fund an acquisition. If the Company cannot sufficiently improve its profitability or raise more funds at acceptable terms, the Company could be required to further reduce its capital expenditures and reduce its workforce.

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

                          PART II -- OTHER INFORMATION

ITEM 2. USE OF PROCEEDS

USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

    On March 12, 1998, the Commission declared effective the Company's Registration Statement (Registration Statement No. 333-43827) as filed with the Commission in connection with the Company's initial public offering of Common Stock, which was managed by BT Alex. Brown Incorporated, BancAmerica Robertson Stephens and SoundView Financial Group, Inc. Pursuant to such Registration Statement, the Company registered and sold an aggregate of 2,500,000 shares of its Common Stock, for a gross aggregate offering price of $40.0 million. The Company incurred underwriting discounts and commissions of approximately $2.8 million. In connection with such offering, the Company incurred total expenses of approximately $1.1 million. As of September 30, 2001, the remainder of the $36.1 million in net proceeds received by the Company upon consummation of such offering, pending specific application, were invested in short-term, investment-grade, interest-bearing instruments and have been used to finance operations.

    On January 25, 1999, DSET Acquisition Corp., a wholly-owned subsidiary of the Company consummated the acquisition of certain assets of NPL. The purchase price consisted of $2.5 million payable in cash to NPL and professional fees of $158,000. NPL provided specialized software to CSPs. These assets were impaired as of June 30, 2001.

    On September 30, 1999, the Company purchased Konark and related technologies for approximately $3.3 million in cash and certain deferred payments plus professional fees and the related deferred tax liabilities. Konark provided software, which enabled CSPs to rapidly activate new services for their customers. These assets were partially impaired as of June 30, 2001 and totally impaired as of September 30, 2001.

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

    In May 2001, simultaneously with the execution of a letter of intent related to the merger with ISPSoft, DSET loaned ISPSoft $500,000 pursuant to a collateralized promissory note. Principal and interest, which accrued at eight percent per year, was payable on the earlier of (i) October 31, 2001,
(ii) ISPSoft determining not to enter into a merger with the Company, and
(iii) the consummation by ISPSoft of an equity financing after May 9, 2001 that resulted in gross proceeds to ISPSoft of at least $2,000,000, exclusive of any proceeds received upon the conversion of any promissory notes issued by ISPSoft. The parties also executed a security agreement under which ISPSoft granted DSET a security interest in substantially all of ISPSoft's assets. DSET also became party to an intercreditor agreement with ISPSoft's other secured lenders under which DSET's security interest was to be equal in priority to the security interests of the other secured lenders.

    In June 2001, simultaneously with the execution of the merger agreement with ISPSoft, ISPSoft issued to DSET a $2,000,000 promissory note, which replaced the $500,000 note. The remaining loan amounts were loaned by DSET to ISPSoft as follows: $500,000 in June 2001; $500,000 in July 2001; and $500,000 in August
2001. In September 2001, another collateralized promissory note was issued for $750,000, of which $250,000 was loaned in September. The remainder was loaned in October 2001. The $2,250,000 that was loaned to ISPSoft as of September 30, 2001 has been classified as a long-term asset. Principal and interest, which accrues at eight percent per year, is payable on the earlier of (i) December 31, 2001, unless the failure to close the merger is caused by the failure of DSET to obtain requisite shareholder approval, in which case the note shall be payable on January 31, 2002; (ii) ISPSoft being required to pay a break up fee as a result of ISPSoft's termination of the merger agreement; and (iii) the consummation by ISPSoft of an equity financing after June 26, 2001 that results in gross proceeds to ISPSoft of at least $2,000,000, exclusive of any proceeds received upon the conversion of any promissory notes issued by ISPSoft. On November 5, 2001 the Company agreed to lend ISPSoft an additional amount of $850,000 during the fourth quarter of 2001 with the same terms and conditions as the above.

    For working capital restrictions and limitations on the payment of dividends, see 'Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.'

ITEM 5. OTHER INFORMATION

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

    On August 14, 2001 the Company announced the approval of a reverse stock split effective on the close of business on August 21, 2001, pursuant to which one new share of Common Stock of the Company would be issued in exchange for each four outstanding shares of Common Stock. The Board of Directors approved the reverse split under New Jersey law and also reduced the Company's authorized common stock four-fold from 40,000,000 to 10,000,000. The Company's common stock commenced trading at the post-split price on August 22, 2001.

    In the third quarter of 2001, DSET purchased 132,200 shares of its common stock in accordance with the Company's previously announced buyback program.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

                                           DSET CORPORATION

                SIGNATURE                                  TITLE                         DATE
                ---------                                  -----                         ----
     By:  /s/ WILLIAM P. MCHALE, JR.        President and Chief Executive         November 14, 2001
          ................................    Officer (Principal Executive
          WILLIAM P. MCHALE, JR.              Officer)

     By:  /s/ BRUCE M. CROWELL              Vice President and Chief Financial    November 14, 2001
          .................................    Officer (Principal Financial and
             BRUCE M. CROWELL                  Accounting Officer)