Form 10-K/A
period 2000-12-31
DSET CORP
filed 2001-12-11
CIK 1052196

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              -------------------

                                 FORM 10-K/A
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No: ______

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

    State the aggregate market value of the voting common stock held by non-affiliates of the registrant: $24,712,515 at March 1, 2001 based on the last sales price on that date.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 1, 2001:

                    CLASS                                     NUMBER OF SHARES
                    -----                                     ----------------
          Common Stock, no par value                             11,629,419

    The following documents are incorporated by reference into the Annual Report on Form 10-K/A: Portions of the registrant's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

________________________________________________________________________________

                               TABLE OF CONTENTS

          ITEM                                                                PAGE
          ----                                                                ----
PART I      1.  BUSINESS....................................................   1

            2.  PROPERTIES..................................................   20

            3.  LEGAL PROCEEDINGS...........................................   20

            4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   20

PART II     5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.......................................   21

            6.  SELECTED FINANCIAL DATA.....................................   22

            7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS.................................   23

           7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK......................................................   34

            8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   34

            9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE..................................   34

PART III   10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.............   35

           11.  EXECUTIVE COMPENSATION......................................   35

           12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT................................................   35

           13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   35

PART IV    14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                FORM 8-K....................................................   35

SIGNATURES..................................................................   36

EXHIBIT INDEX...............................................................   37

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

    This Annual Report on Form 10-K/A also contains forward-looking statements that involve risks and uncertainties. DSET's actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this Annual Report on Form 10-K/A.

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

ITEM 6. SELECTED FINANCIAL DATA.

    The selected financial data set forth below with respect to the Company's statement of income (loss) data for each of the years in the three-year period ended December 31, 2000, and with respect to the balance sheet data at December 31, 2000 and 1999 are derived from and are qualified by reference to the audited consolidated financial statements and the related notes thereto of the Company found at 'Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.' The statement of income data for the years ended December 31, 1996 and December 31, 1997 and the balance sheet data as of December 31, 1996, 1997, and 1998 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K/A. The selected financial data set forth below should be read in conjunction with and is qualified in its entirety by the Company's audited consolidated financial statements and related notes thereto found at 'Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K' and 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations' which are included elsewhere in this Annual Report on Form 10-K/A.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion and analysis should be read in conjunction with 'Selected Consolidated Financial Data' and the Company's consolidated financial statements and notes thereto included elsewhere in the report on Form 10-K/A.

FORWARD-LOOKING STATEMENTS

    Statements contained or incorporated by reference in this Form 10-K/A that are not based on historical fact are 'forward-looking statements' within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology such as 'may,' 'will,' 'should,' 'expect,' 'estimate,' 'anticipate,' 'continue,' or similar terms, variations of such terms or the negative of those terms. Factors that might cause such a difference include, but are not limited to, those discussed in 'Risk Factors' as well as those discussed elsewhere in this Form 10-K/A. As a result of such risks and others expressed from time to time in the Company's filings with the Securities and Exchange Commission (the 'Commission'), the Company's actual results may differ materially from the results discussed in or implied by the forward-looking statements contained herein.

OVERVIEW

General

    DSET is a provider of software solutions and services principally for the North American telecommunications marketplace. The DSET suite of electronic-bonding gateways interconnects the OSSs of CSPs, with the OSSs of ILECs and other trading partners that must trade information and share network capabilities to serve customers. The US Federal Telecommunications Act of 1996 encourages competition among providers of local phone services by requiring ILECs to allow new CSPs to access the ILEC's OSSs and lease portions of their networks. Hundreds of CSPs are vying to win customers from the ILECs by offering better pricing and service. With DSET solutions, CSPs can build trading partner networks that assist 'provisioning' or 'service-fulfillment' of phone service for new customers in days rather than weeks. In addition, DSET solutions help CSPs maintain a higher level of quality of service for their existing customers.

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

    A major downturn in the telecommunications industry, and specifically the CLEC market, occurred in the second half of the year 2000. This downturn reduced DSET's revenues significantly as compared with the corresponding periods of the previous year beginning in the third quarter of 2000. This also caused the Company to incur losses for each of these quarters. The downturn was brought about by the almost sudden withdrawal of available financing from almost all of the traditional financing sources (vendors, lenders, private equity/venture capital sources, public equity markets and large corporate partners) to the Company's current and potential customers. The CLECs have experienced this decrease in funding due to concerns over their business models. It has forced CLECs to stop spending on many capital projects, including establishing trading partner networks, resulting in lower sales of DSET products and services. Many of DSET's targeted customers have already purchased billing and order management systems but have decided to delay their purchases of gateways until the funding climate improves and the order flow from their customers increases. These purchasing delays not only occurred at large well-funded CLECs, but also at start-up CLECs. Prior to this downturn, the new CLECs were successfully and regularly obtaining large capital commitments allowing them to increase the size and the pace of their infrastructure spending. This funding crisis also affected our collection efforts since many customers either declared bankruptcy or concluded that they did not have sufficient available cash to repay their obligations to DSET. While we believe that we have adequately reserved for potential doubtful accounts, no assurance can be made that no additional customers will be unable to pay their outstanding obligations or go bankrupt.

    DSET's policy to assess the probability of collection consists of reviewing public and private sources of financial information for all potential customers (e.g. financial statements, periodic filings and press releases), inquiring of management of the potential customer as to how they intend to pay for their purchase, reviewing available information from credit rating agencies, reviewing recent announcements regarding completed and proposed financing and discussing the potential customer's credit worthiness with other suppliers.

    Prior to the third quarter of 2000, the Company's experience with the necessity for creating allowances for bad debt had been good. The Company's ongoing credit assessment procedures include maintaining contact with the customer regarding the status of the receivable, reviewing all overdue outstanding balances and continuing to review available public and private information regarding the customer's ability to pay. The sudden and swift market change beginning in the third quarter of 2000 resulted in certain customers declaring bankruptcy as some had overextended their available financing, others to reduce their capital expenditures and others to state their intention not to pay their outstanding obligations.

    DSET has reduced headcount and expenses in an effort to conserve cash and ultimately return to profitability. DSET has utilized monies previously invested in marketable securities to finance the losses brought about by the downturn.

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

    In March 2001, the Company deemed it necessary to have an additional workforce reduction in the United States and to close its Canadian subsidiary due to the changing and unpredictable conditions in the marketplace, the discontinuance of certain product lines and in an effort to conserve cash. The Company will record an impairment charge of approximately $2.2 million for the carrying value of certain licenses related to the Canadian market. Headcount is being reduced by 47 employees in the United States and Canada. Charges relating to severance, other employee related costs and facility closure are expected to total between $1.0 million to $1.5 million. The Company may be required to reduce its expenses in the future, which may result in additional charges.

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

    DSET's license revenues from CSPs are derived from the sale of electronic-bonding gateways to CSPs under contracts that provide for license fees. Prices for licenses of the CSPs' products range from $115,000 to $500,000. The total price of a license sale to a customer depends on the number of licensed products and the number of trading partners. License revenues are derived from the sale of LNP solutions and application development tools to customers under contracts that generally provide for license fees and run-time royalty fees. Prices for development licenses of the Company's LNP solutions and application development tool suites can range from approximately $150,000 to $400,000, depending on the number of licensed components and development users. The Company's license agreements for application development tools also typically provide for run-time royalty fees that are earned at the time of deployment by equipment vendors to telecommunications carriers of network devices, which have, embedded applications built with the Company's software. A run-time license permits an equipment vendor to incorporate applications developed with the Company's software tools in such vendor's telecommunications network devices. License revenues from development licenses are recognized at the time the product is shipped to the customer. Run-time royalty fees are recognized as the Company is notified of such deployment. Notification is typically received from customers pursuant to quarterly reports or via purchase orders for individual licenses.

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

    The Company had no customer accounting for more than 10% of sales for the years ended December 31, 2000 or December 31, 1999. Sales to DSC Communications (now known as Alcatel) accounted for approximately 17% of total revenues in the year ended December 31, 1998. The Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers, which typically occur near the end of each quarter. As a result of this customer concentration, the timing of the Company's sales cycle and the uncertainty in our customers' ability to secure financing, the Company's revenues from quarter to quarter, financial condition and results of operations may be subject to substantial period-to-period fluctuations.

    The Company's costs of license revenues consist primarily of royalties paid to third-party software companies and amortization of acquired technology. The Company generally is not contractually obligated to make minimum royalty payments. Costs of service revenues include primarily payroll, related benefit costs, personnel, outside system integration and other operating expenses. Sales and marketing expenses consist of salaries, commissions and bonuses paid to sales and marketing personnel, as well as travel and promotional expenses. Research and product development expenses encompass primarily software engineering personnel costs, costs of third-party equipment, costs associated with customer satisfaction and quality and software utilized for development purposes. Research and product development expenses are generally charged to operations as such costs are incurred. The Company's research and development projects are evaluated for technological feasibility in order to determine whether they meet capitalization requirements. General and administrative expenses are comprised of personnel costs and occupancy costs for administrative, executive and finance personnel. Bad debt and other charges primarily consists of reserves for bad debts and other receivables. Restructuring and other charges primarily consists of asset impairments, severances and other personnel related costs due in connection with exiting certain activities.

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

Results of Operations

For the Years Ended December 31, 2000 and December 31, 1999

    Revenues. Total revenues increased 5.4% to $47.0 million in 2000 from $44.6 million in 1999. License revenues increased by 36.4% to $32.9 million in 2000 from $24.1 million in 1999. This increase was attributable to a $13.1 million increase in the sales of carrier products, a $4.4 million decrease in network solutions and a $100,000 increase in LSMS/LNP solutions. Service revenues decreased 30.9% to $14.2 million in 2000 from $20.5 million in 1999. This decrease was attributable to lower percentage of completion revenue and a reduction in the number of service orders from certain installed customers due to financing issues at these customers. Revenues recorded using the percentage of completion method of contract accounting amounted to $6.3 million or 13.4% of total revenue in 2000 versus $14.3 million, or 32.1% of total revenue, in 1999. This decrease was attributable to a $6.8 million decrease in network solutions custom projects, a $2.6 million increase in LSMS/LNP solutions custom projects and a $3.8 million decrease in carrier projects. In 1999 there were two major gateways in development accounted for under the percentage of completion method of accounting. Additionally, in 2000 there were less custom application projects associated with the legacy business as compared to 1999.

    Gross profit. The Company's gross profit decreased 10.7% to $31.9 million in 2000 from $35.7 million in 1999. Gross profit percentage decreased to 67.8% of total revenues in 2000 from 80.1% in 1999. Gross profit percentage for license revenues decreased to 87.8% in 2000 from 92.4% in 1999 due to amortization of acquired technology and increased royalty expenses. Gross profit percentage for service revenues decreased to 21.6% in 2000 from 65.6% in 1999. This decrease was attributable to a $2.8 million increase in personnel and related costs and a $1.5 million increase in the use of system integrators to complete installation services and lower sales volume. Implementations were much more costly due to many orders coming at the same time and paying for the learning curves of new employees, borrowed employees from other areas of the business and outside contractors.

    Sales and marketing expenses. Sales and marketing expenses increased 1.3% to $12.1 million in 2000 from $12.0 million in 1999 but decreased to 25.8% from 26.8% of total revenues. The small increase was attributable to a $900,000 increase in personnel costs (employees and outside consultants), offset by a decrease in commission expenses of $800,000.

    Research and product development expenses. Research and product development expenses increased 67.2% to $18.5 million in 2000 from $11.0 million in 1999, and increased from 24.8% to 39.3% of total revenues, respectively. The increase in research and product development expenses was attributable to increased personnel (employees and outside consultants) and related costs as well as the expansion in a number of new products under development. Personnel related costs increased by $3.5 million, outside consultant expenses increased by $1.9 million, other expense categories increased by $1.0 million and there was a $1.1 million increase in office space and related expenses due to the higher head count.

    General and administrative expenses. General and administrative expenses increased 68.1% to $6.9 million in 2000 from $4.1 million in 1999, and increased from 9.2% to 14.7% of total revenues. The increase in general and administrative expenses was due to recruiting, personnel and related costs, and professional fees. Personnel related costs increased by $400,000, legal and accounting expenses increased by $800,000, recruiting expenses increased by $1.1 million, and other expenses increased by $500,000.

    Bad debt expense and other charges. Bad debt expense and other charges increased to approximately $13.4 million in 2000 from $665,000 in 1999.

    An abrupt and significant downturn in the CSP market occurred in the second half of 2000 due to the sudden withdrawal of additional financing to the CSPs. The withdrawal of additional funding had an immediate and detrimental impact on the CSPs as they have highly capital-intensive business models. Additionally, many existing customers decided to reduce their expenses and preserve cash and as a result informed DSET that they would not honor their obligations. Based upon DSET's credit analysis at the time of the contract signing DSET believed that for these customers collection was probable in accordance with SOP 97-2 and therefore DSET recognized the revenue. DSET's history of write-offs was minimal prior to the third quarter of 2000. The changes in the availability of financing in the second half of 2000 contrasted with the environment of the first half of the year and the previous year when these same companies were successfully and regularly obtaining large capital commitments to complete and expand their business plans. DSET's collection process, in place since 1999, continues from the credit assessment the Company conducts prior to the contract signing through the delivery/installation of the software and concludes upon the collection or ultimate disposition of the receivable. A key element of the process includes ongoing participation by sales, project management and accounting. As invoices approach their due date, the Company increases participation by accounting, sales and project management as necessary. It is an ongoing activity where senior management is kept regularly updated on account status and issues and participates in regular communication with top level management of the Company's customers.

    Bad debt expense as a percentage of sales was 28.4% for the year ended December 31, 2000 as compared to 1.5% for the same period of the preceding year. This was due to the environment described in the preceding paragraph. Total revenues were $47.0 million for the year ended December 31, 2000 as compared to the $44.6 million for the year ended December 31, 1999.

    Set forth below is a schedule comparing the company's bad debts recorded in the year ended December 31, 2000 with the periods in which the corresponding revenue was recognized:


                                DSET Corporation
             Bad Debt Expense Related to Quarter Revenue Recognized
                             (Dollars in Thousands)

                                                                  Revenue Recognized
                                Q1 '99   Q2 '99    Q3 '99     Q4 '99      Q1 '00    Q2 '00     Q3 '00    Q4 '00     Total
                               -------------------------------------------------------------------------------------------
Total revenue                   $7,476   $9,118   $12,909    $15,126     $11,598   $16,234    $13,867    $5,343    $91,671


Total Q1 '00 bad debt expense   $   42   $   52   $    73    $    86     $     -   $      -   $     -    $    -    $   253

Total Q2 '00 bad debt expense   $   82   $   99   $   141    $   165     $   126   $      -   $     -    $    -    $   613

Total Q3 '00 bad debt expense   $   96   $  255   $    67    $   189     $ 2,585   $  1,734   $     -    $    -    $ 4,926

Total Q4 '00 bad debt expense   $  216   $  277   $   833    $     7     $   456   $  3,253   $ 2,544    $    -    $ 7,586


    As noted in the chart above, the accounts receivable related to these bad debt charges were the result of revenue recognized in earlier periods from 1999 through the third quarter of 2000, prior to the sudden major downturn in market conditions in the telecommunications industry. At the time that the revenue was recognized, the Company believed that collection of the receivables was probable based on the financial status of the customer at that time. Revenue was invoiced within standard credit terms, 30 to 90 days. The Company did not have any significant bad debt experience prior to the third quarter of 2000. However, the Company regularly reviewed individual overdue customer accounts and pursued collection as appropriate.

    The Company also settled a dispute with a customer related to network products and wrote off certain accounts receivable in 2000 amounting to $1.2 million inclusive of a reserve of $400,000 for product credits that may be granted to that customer.

    Restructuring and other charges. Restructuring and other charges totaled $2.2 million in 2000 as compared to none in 1999. These charges are employee severance and related personnel expenses of $602,000 as the result of consolidation of our three development centers into two centers, a charge of $1.3 million for the write-down of certain intangible assets associated with products no longer being offered for sale or technology that will not be used in our products going forward and a charge of $278,000 for the disposition of our subsidiary in China (Chengdu DSET Science and Technology Co.).

    Amortization of goodwill. Amortization expense increased to approximately $419,000 in 2000 as compared to $200,000 in 1999. This increase was due to amortization of goodwill from the Konark acquisition, which occurred in September 1999.

          Interest expense and other income (expense). Interest expense and other income and expense was $183,000 in 2000 and $179,000 in 1999.

    Interest Income. Interest income decreased to $2.1 million in 2000 as compared to $2.2 million for 1999. This decrease was due to slightly lower cash balances during the year.

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

For the Years Ended December 31, 1999 and December 31, 1998

    Revenues. Total revenues increased 52.4% to $44.6 million in 1999 from $29.3 million in 1998. License revenues increased by 47.4% to $24.1 million in 1999 from $16.3 million in 1998. This increase was attributable to an increase in the sale of carrier-to-carrier products of $9.8 million offset by a $2.0 million decrease in network solutions licenses. Service revenues increased 58.6% to $20.5 million in 1999 from $13.0 million in 1998. This increase was attributable to a $700,000 increase in network solutions services and a $6.8 million increase in custom application development projects for OSS interconnection and LNP solutions, fees from consulting services and training courses. Revenues recorded using the percentage of completion method of contract accounting amounted to $14.3 million or 32.1% of total revenue, in 1999 versus $7.9 million, or 27.1% of total revenue, in 1998.

    Gross profit. The Company's gross profit increased 50.0% to $35.7 million in 1999 from $23.8 million in 1998. Gross profit percentage decreased to 80.1% of total revenues in 1999 from 81.3% in 1998. Gross profit percentage for license revenues increased to 92.4% in 1999 from 89.1% in 1998 due to a reduction of third-party software and sales of more internally developed products. Gross profit percentage for service revenues decreased to 65.6% in 1999 from 71.5% in 1998. This decrease was attributable to a $1.0 million increased use of consultants to complete custom development projects, and amortization of acquired technology which increased by $500,000, a $1.1 million increase in personnel and related costs, a $300,000 increase in travel and a $300,000 increase in office space related expenses.

    Sales and marketing expenses. Sales and marketing expenses increased 30.9% to $12.0 million in 1999 from $9.1 million in 1998 but decreased to 26.8% from 31.2% of total revenues. The increase in sales and marketing expenses in absolute dollars was attributable to increased personnel and related costs of $1.0 million, increased travel expense of $700,000 and increased other expense of $700,000 resulting from the increase in the Company's sales force and an increase in commission expense of $500,000.

    Research and product development expenses. Research and product development expenses increased 77.1% to $11.0 million in 1999 from $6.2 million in 1998, and increased from 21.3% to 24.8% of total revenues. The increase in research and product development expenses both in absolute dollars and as a percentage of total revenues was due to an increase in staffing due to an expansion in the number of new products under development. Personnel related expenses increased by $2.6 million, contract labor increased by $600,000, travel expenses increased by $400,000 and other expenses increased by $1.2 million.

    General and administrative expenses. General and administrative expenses increased 52.2% to $4.1 million in 1999 from $2.7 million in 1998, and remained at 9.2% of total revenues.

The increase in general and administrative expenses in absolute dollars was due to a $200,000 increase in relocation costs, a $300,000 increase in recruiting, a $300,000 increase in personnel related costs, a $200,000 increase in legal and accounting services, a $200,000 increase in contract labor and a $200,000 increase in office space related expenses.

    Bad debt expense and other charges. Bad debt expense and other charges increased to approximately $665,000 in 1999 from $50,000 in 1998. The increase was due in part to a dispute with a customer, as well as the overall increase in gross accounts receivable from the prior year.

    Amortization of goodwill and other intangibles. Amortization expense increased to approximately $200,000 in 1999 as compared to $38,000 in 1998. This was due to amortization of goodwill from the Konark and NPL acquisitions.

    Interest expense and other income (expense). Interest expense and other income and expense increased to $179,000 for 1999 from $120,000 for 1998, reflecting higher interest cost incurred with the capital lease agreement and other miscellaneous cost increases.

    Interest income. Interest income increased to $2.2 million in 1999 as compared to $1.8 million for 1998. This increase was due to interest earned on higher cash and short-term investment balances available as a result of the Company's initial public offering of DSET's Common Stock in March 1998.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K/A. A list of the financial statements filed herewith is found at 'Item 14, Exhibits, Financial Statement Schedules and Reports on Form 8-K'. Quarterly financial data is found at Note 18 of the Notes to the Consolidated Financial Statements.

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of December, 2001.

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

                SIGNATURE                                    TITLE                         DATE
                ---------                                    -----                         ----
        /s/ WILLIAM P. MCHALE, JR.          President, Chief Executive Officer and
 .........................................    Chairman of the Board of Directors
         (WILLIAM P. MCHALE, JR.)             (Principal Executive Officer)            December 11, 2001

           /s/ BRUCE M. CROWELL             Chief Financial Officer (Principal
 .........................................    Financial and Accounting Officer)
            (BRUCE M. CROWELL)                                                         December 11, 2001

           /s/ ANDREW D. LIPMAN             Director
 .........................................
            (ANDREW D. LIPMAN)                                                         December 11, 2001

            /s/ C. DANIEL YOST              Director
 .........................................
             (C. DANIEL YOST)                                                          December 11, 2001

          /s/ JACOB J. GOLDBERG             Director
 .........................................
           (JACOB J. GOLDBERG)                                                         December 11, 2001

                                 EXHIBIT INDEX

EXHIBIT NO.                    DESCRIPTION OF EXHIBIT
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

---------

 (a) Incorporated by reference to the Company's Registration Statement on Form S-1 (File Number 333-43827) which became effective on March 12, 1998.

 (b) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.


 (c) A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K/A.

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

                                     SERIES A CONVERTIBLE
                                       PREFERRED STOCK             COMMON STOCK
                                   -----------------------   ------------------------     DEFERRED     RETAINED
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

Revenue Recognition

    License revenues are comprised of one time license fees for application development tools, Local Number Portability ("LNP") solutions and electronic-bonding gateways and of repetitive license royalty fees for application development tools that are sold on a multiple-use basis. Revenue for the one time license fees are recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the fee is fixed and determinable and collection is probable. Royalty revenue for the multiple-use licenses is recognized when the customer sells a product within which is embedded libraries of the application development tools. The contracts for multiple-use licenses do not call for any minimum royalties.

    Service revenues are comprised of post contract customer support service fees, professional service fees including training, consulting, installation, implementation, and charges for reimbursable expenses and custom product development fees. Revenues for the post contract customer support services are recognized ratably over the period in which the services are provided. Revenues for training in the Company's products are recognized when the training has been completed. Revenues for consulting services are recognized in the period in which the consulting services are provided. Revenues for product installation and implementation services are recognized when contractually agreed upon milestones have been achieved. It is not necessary for the Company to provide implementation services. Outside third-parties are available to perform integration of the Company's software with the customer's systems or the customer can choose to install the software. Revenues for reimbursable expenses are recognized as the expenses are incurred. Revenues for custom product development are recognized under the contract method of accounting since they generally require significant production, modification or customization of the Company's products. Revenue for custom product development is recognized as a percentage of the contract completed based upon the ratio of direct labor costs incurred to the estimated total direct labor costs required for the project. Any revenue for custom product development that is recognized in excess of amounts invoiced to the customer for progress billings is recorded as unbilled accounts receivable.

                       DSET CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 2000

    Some customer contracts provide for multiple elements to be delivered (for example, electronic-bonding gateway product, post contract customer support, training, custom product development). In those contracts that include multiple elements, the contract fee is allocated to the various elements based on vendor-specific objective evidence (VSOE) of fair value. Vendor-specific objective evidence of fair value is the price charged when the same element is sold separately, or for an element not yet being sold separately, the price established by the Company's product management department.

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
                                                              -----------
                                                              -----------


b) NJTC Venture Fund, L.P.

    In November 2000 the Company agreed to participate in the NJTC Venture Fund, L.P. with an initial investment of $100,000 with a total commitment of $1,000,000. The fund will seek to make venture capital investments primarily in technology-related companies in rapidly growing market sectors. In accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock", the Company is accounting for this investment on the cost basis, as the Company's maximum participation in the fund is 4.8% and the Company only has limited protective investor rights.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of DSET Corporation:

    Our audits of the consolidated financial statements referred to in our report dated March 27, 2001, which appears in this Annual Report on Form 10-K/A, also included an audit of the financial statement schedule listed in Item 14(a)
(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                       /s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey
November ___, 2001

                     DSET CORPORATION AND ITS SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

-----------------------------------------------------------------------------------------------------
                 COLUMN A                    COLUMN B       COLUMN C       COLUMN D        COLUMN E
-----------------------------------------------------------------------------------------------------
                                             BALANCE AT    CHARGED TO                     BALANCE AT
                                            BEGINNING OF    COSTS AND                       END OF
               DESCRIPTION                     PERIOD       EXPENSES     DEDUCTIONS (a)     PERIOD
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

---------

 (a) Amounts written off as uncollectible.


                                      S-1




                          STATEMENT OF DIFFERENCES
                          ------------------------

 The trademark symbol shall be expressed as............................. 'TM'