Form 10-Q/A
period 2001-03-31
DSET CORP
filed 2001-12-11
CIK 1052196

                                                                  CONFORMED COPY


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                                   FORM 10-Q/A

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                         Commission File Number 0-23611


                                DSET CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           New Jersey                                 22-3000022
-------------------------------------  -----------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

1160 U. S. Highway 22, Bridgewater, New Jersey                         08807
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


               Yes:     X                           No:
                    -----------                         ----------

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 1, 2001:


                    Class               Number of Shares
                    -----               ----------------
         Common Stock, no par value        11,631,990


                                DSET CORPORATION

                                TABLE OF CONTENTS



                                                                                                         Page
                                                                                                         ----

PART I. FINANCIAL INFORMATION..........................................................................    1

        Item 1. Condensed Financial Statements..........................................................   1

                Condensed Consolidated Balance Sheets as of March 31, 2001 and
                   December 31, 2000....................................................................   2

                 Condensed  Consolidated  Statements of Income (Loss) and
                   Comprehensive Income (Loss) for the Three Months Ended
                   March 31, 2001 and 2000..............................................................   3

                 Condensed Consolidated Statements of Cash Flows for the Three Months Ended March
                   31, 2001 and 2000....................................................................   4

                 Notes to Condensed Consolidated Financial Statements...................................   5

        Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                   Operations...........................................................................  14

                 Results of Operations..................................................................  18

                 Liquidity and Capital Resources........................................................  20

        Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............................  22

PART II. OTHER INFORMATION..............................................................................  23

        Item 2.  Use of Proceeds........................................................................  23

        Item 5.  Other Information......................................................................  24

        Item 6.  Exhibits and Reports on Form 8-K.......................................................  24

SIGNATURES .............................................................................................  25

                          PART I. FINANCIAL INFORMATION


                          Item 1. Financial Statements

DSET Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
--------------------------------------------------------------------------------


                                                                                March 31, 2001   December 31, 2000
                                                                                --------------   -----------------
                                                                                 (unaudited)         (unaudited)

Assets
Current assets:
   Cash and cash equivalents                                                     $  6,384,234          $ 7,314,254
   Marketable securities                                                           19,733,617           27,760,494
   Accounts receivable, net of allowance for doubtful accounts
     of $12,725,763 and $12,285,676                                                 4,894,200            6,248,635
   Income taxes receivable                                                          3,438,397            3,561,201
   Prepaid licenses                                                                   854,071              766,071
   Prepaid expenses and other current assets                                        1,081,117            1,768,709
                                                                                 ------------          -----------
       Total current assets                                                        36,385,636           47,419,364

Acquired technology, net                                                            4,423,597            4,380,141
Software licenses, net                                                                     --            2,257,101
Software development costs, net                                                       403,469              435,746
Fixed assets, net                                                                   4,762,336            4,999,684
Goodwill, net                                                                         862,800              928,141
Other assets, net                                                                     920,501              762,381
                                                                                 ------------          -----------
       Total assets                                                              $ 47,758,339          $61,182,558
                                                                                 ============          ===========

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable and accrued expenses                                         $  5,960,858          $ 8,028,046
   Deferred revenues                                                                3,064,170            3,088,086
   Current portion of notes payable                                                   837,004              872,129
   Current portion of capital lease obligation                                        138,367              138,367
                                                                                 ------------          -----------
       Total current liabilities                                                   10,000,399           12,126,628

Long-term notes payable                                                                    --              409,901
Deferred  rent                                                                        520,486              505,264
Capital lease obligation                                                              389,135              423,304
                                                                                 ------------          -----------
       Total liabilities                                                           10,910,020           13,465,097
                                                                                 ------------          -----------

Commitments and contingencies

Shareholders' equity:
   Common stock, no par value; 40,000,000 shares authorized, 11,631,990 and
     11,630,115 shares issued and outstanding at March 31, 2001 and December
     31, 2000, respectively                                                        50,146,240           50,169,404
   Deferred stock compensation                                                        (40,897)             (59,371)
   Accumulated deficit                                                            (13,487,616)          (2,564,554)
   Accumulated other comprehensive income                                             230,592              171,982
                                                                                 ------------          -----------
       Total shareholders' equity                                                  36,848,319           47,717,461
                                                                                 ------------          -----------
       Total liabilities and shareholders' equity                                $ 47,758,339          $61,182,558
                                                                                 ============          ===========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

DSET Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Loss) and Comprehensive Income
(Loss)


                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                            2001              2000*
                                                            ----              ----
                                                         (unaudited)       (unaudited)

Revenues:
   License revenues                                      $  1,521,160     $  8,095,419
   Service revenues                                         1,894,280        3,502,994
                                                         ------------     ------------

              Total revenues                                3,415,440       11,598,413
                                                         ------------     ------------

Cost of revenues:
   License revenues                                           501,826          799,219
   Service revenues                                         1,990,663        2,235,645
                                                         ------------     ------------

         Total cost of revenues                             2,492,489        3,034,864
                                                         ------------     ------------

         Gross profit                                         922,951        8,563,549
                                                         ------------     ------------

Operating expenses:
   Sales and marketing                                      2,529,592        2,611,003
   Research and product development                         3,909,534        3,418,351
   General and administrative                               1,852,265        1,294,500
   Bad debt expense                                           440,087           99,000
   Amortization of goodwill and other intangibles             100,117          103,284
   Restructuring and other charges                          3,428,918               --
                                                         ------------     ------------

         Total operating expenses                          12,260,513        7,526,138
                                                         ------------     ------------

         Operating (loss) income                          (11,337,562)       1,037,411

Interest expense and other income (expense)                   (46,928)         (55,299)
Interest income                                               490,265          398,434
                                                         ------------     ------------

(Loss) income before income taxes                         (10,894,225)       1,380,546

Provision  for income taxes                                    28,837          459,846
                                                         ------------     ------------

Net (loss) income                                        $(10,923,062)    $    920,700
                                                         ============     ============

Other comprehensive income (loss), net of tax
     Unrealized appreciation on investments                    56,941           97,507
     Cumulative translation adjustment                          1,669             (720)
                                                         ------------     ------------
         Comprehensive (loss) income                     $(10,864,452)    $  1,017,487
                                                         ============     ============
Net (loss) income applicable to common shares            $(10,923,062)    $    920,700
                                                         ============     ============

Net (loss) income per common share                       $      (0.94)    $       0.08
                                                         ============     ============

Weighted average number of common shares
   outstanding                                             11,631,365       11,037,458
                                                         ============     ============

Net (loss) income per common share assuming dilution     $      (0.94)    $       0.08
                                                         ============     ============

Weighted average number of common shares and
   common equivalent shares outstanding                    11,631,365       12,116,680
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

DSET Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------


                                                                          Three Months Ended March 31,
                                                                      ---------------------------------
                                                                          2001                 2000*
                                                                          ----                 ----
                                                                       (unaudited)          (unaudited)
Cash flows from operating activities:
   Net (loss) income                                                 $(10,923,062)        $    920,700
   Adjustments to reconcile net (loss) income to net cash
    provided by (used in) operating activities:
     Deferred income taxes                                                     --             (133,616)
     Tax benefit from exercise of stock options                                --            1,775,415
     Stock based compensation charges                                      (9,227)              32,905
     Depreciation                                                         352,991              233,181
     Amortization                                                         421,964              207,199
     Loss on disposal of assets                                                --                  475
     Bad debt expense                                                     440,087               99,000
     Restructuring and other charges                                    2,895,825                   --
     Changes in assets and liabilities:
       Accounts receivable, net                                           914,348            5,573,994
       Prepaid licenses                                                   (88,001)            (790,000)
       Prepaid assets and other current assets                            679,992             (186,515)
       Other assets                                                      (192,895)              (9,897)
       Accounts payable and accrued expenses                           (2,148,970)             734,316
       Deferred rent                                                       15,222                   --
       Income taxes payable and receivable                                122,804           (1,739,932)
       Deferred revenues                                                  (23,916)           1,581,672
                                                                     ------------         ------------
         Net cash (used in) provided by operating activities           (7,542,838)           8,298,897
                                                                     ------------         ------------
Cash flows from investing activities:
   Purchases of marketable securities                                          --          (10,427,655)
   Redemption of marketable securities                                  8,083,818            9,978,542
   Purchase of acquired technology                                       (347,035)                  --
   Acquisition of fixed assets                                           (603,603)          (1,038,901)
                                                                     ------------         ------------
         Net cash provided by (used in) investing activities            7,133,180           (1,488,014)
                                                                     ------------         ------------
Cash flows from financing activities:
   Loans to officers and shareholders                                          --             (200,000)
   Repayments of loans from officers and shareholders                       7,600                   --
   Repayments of notes payable                                           (500,000)            (528,530)
   Repayments of capital lease obligation                                 (34,169)             (42,192)
   Proceeds from the exercise of stock options and warrants                 4,538            1,115,693
                                                                     ------------         ------------
         Net cash (used in) provided by financing activities             (522,031)             344,971
                                                                     ------------         ------------
   Effect of foreign exchange rate changes on cash                          1,669                   --
                                                                     ------------         ------------
         Net increase (decrease) in cash and cash equivalents            (930,020)           7,155,854
                                                                     ------------         ------------

   Cash and cash equivalents, beginning of period                       7,314,254            2,212,759
                                                                     ------------         ------------
   Cash and cash equivalents, end of period                          $  6,384,234         $  9,368,613
                                                                     ============         ============

Supplemental disclosure of cash flow information:
   Cash (received) paid during the period for income taxes           $   (123,933)        $    572,350
   Cash paid during the period for interest                          $     36,528         $     18,464


       * Certain amounts have been reclassified for comparative purposes.


  The accompanying notes are an integral part of these condensed consolidated financial statements.

DSET Corporation and Subsidiaries
March 31, 2001
Notes to Condensed Consolidated Financial Statements (unaudited)


1.    Basis of Presentation

      The condensed consolidated financial information presented as of March 31, 2001 and for the three-month periods ended March 31, 2001 and 2000 is unaudited, but in the opinion of DSET Corporation's ("DSET" or the "Company") management, contains all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 2001 and the results of its operations and cash flows for the three-month periods ended March 31, 2001 and 2000. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements and accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000. The December 31, 2000 balance sheet data contained in this Form 10-Q/A was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

      Goodwill
      The Company amortizes goodwill using a straight-line method over an estimated useful life of five years. The Company periodically assesses the realizability of the asset based on estimated future cash flows. Accumulated amortization was $507,000 as of March 31, 2001 and $442,000 as of December 31, 2000.

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

      Acquired Technology
      Acquired technology represents the costs of feasible technology acquired from external sources. At March 31, 2001, acquired technology mainly reflects the purchase of certain assets of Network Programs LLC ("NPL") and Konark Inc., as well as related costs to acquire such assets. Accumulated amortization was $1,380,000 as of March 31, 2001 and $1,197,000 as of December 31, 2000. In the quarter ended Marcy 31, 2001, the Company purchased acquired technology of approximately $347,000 for technology associated with EZ911 Connector. Amortization of acquired technology is the greater of the amount

DSET Corporation and Subsidiaries
March 31, 2001
Notes to Condensed Consolidated Financial Statements (unaudited)


      computed using (a) the ratio that current gross revenues for a product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life ranging from three to five years of the product including the period being reported on.

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

      Service revenues are comprised of postcontract customer support service fees, professional service fees including training, consulting, installation, implementation, and charges for reimbursable expenses and custom product development fees. Revenues for the postcontract customer support services are recognized ratably over the period in which the services are provided. Revenues for training in the Company's products are recognized when the training has been completed. Revenues for consulting services are recognized in the period in which the consulting services are provided. Revenues for product installation and implementation services are recognized when contractually agreed upon milestones have been achieved. It is not necessary for the Company to provide implementation services.

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

      Some customer contracts provide for multiple elements to be delivered (for example, electronic-bonding gateway product, postcontract customer support, training, custom product development). In those contracts that include multiple elements, the contract fee is allocated to the various elements based on vendor-specific objective evidence (VSOE) of fair value. Vendor-specific objective evidence of fair value is the price charged when the same element is sold separately, or for an element not yet being sold separately, the price established by the Company's product management department.

      In 2000, the Company entered into an agreement with NE Technologies pursuant to which NE Technologies performs as a subcontractor for DSET with respect to substantially all of the post contract customer support for network solutions to which DSET was obligated. In connection with such agreement, DSET receives a royalty of between fifteen and thirty percent for all new business generated by NE Technologies. Such royalties amounted to $54,000 in the first quarter of 2001.

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

      New Accounting Standards
      On June 15, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. To date the Company has not invested in derivative instruments and has not engaged in hedging activities. Accordingly, the adoption of SFAS 133 did not have an impact on the Company's results of operations, cash flows or its financial position. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138"). SFAS 138 addresses certain issues related to the implementation of SFAS 133, but did not change the basic accounting model of SFAS 133.

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
                                                  =========                 =========

b)    Lines of Credit
      In August 2000, the Company renewed an unsecured revolving credit facility with a bank increasing the line of credit to $5 million. Borrowings under this line of credit bear interest at the bank's prime rate (7.50% at March 31, 2001) less 0.25% on amounts outstanding of less than $1 million and at the bank's prime rate for aggregate principal amounts exceeding $1 million. No borrowings under this line were outstanding at March 31, 2001 or December 31, 2000. This credit facility contains, among other provisions, a covenant, which restricts the Company's ability to pay cash dividends. At March 31, 2001 and December 31, 2000, the "earnings before income taxes, depreciation and amortization" ("EBITDA") covenant was not met. The Company has applied for a waiver of this covenant.

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
                                                                           ==========

4.    Revenue Concentration

      The Company had one customer accounting for 37% of revenues for the quarter ended March 31, 2001 and one customer, which accounted for 20% of revenues for the quarter ended March 31, 2000. The Company had one customer accounting for 14% of accounts receivable, net at March 31, 2001 and one customer accounting for 23% of accounts receivable, net at December 31, 2000. The Company derives a portion of its revenues from international sales, which constituted approximately 1.3% and 6.0% of the Company's total revenues in the first quarter of 2001 and 2000, respectively. International sales are derived from Europe (primarily Italy and Germany), and Asia (primarily Korea, China and Japan). The Company's international sales currently are United States dollar-denominated. As a result, an increase in the value of the United States dollar relative to foreign currencies could make the Company's products and services less competitive in international markets.

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

                                                       For the Three Months Ended March 31,
                                                       ------------------------------------
                                               2001                                             2000
                               ----------------------------------------       -------------------------------------------

                                  Net                           Per Share         Net                           Per Share
                                 Loss           Shares           Amount          Income         Shares            Amount
                                 ----           ------           ------          ------         ------            ------
Basic EPS:
Net (loss) income
applicable to
common shares                $(10,923,062)     11,631,365        $(0.94)        $920,700      11,037,458          $0.08

Assuming dilution:
      Stock options                     -               -                              -       1,036,207

      Warrants                          -               -                              -          43,015
                             ------------      ----------                       --------      ----------
                             $(10,923,062)     11,631,365        $(0.94)        $920,700      12,116,680          $0.08
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

     The approximate restructuring charges are summarized as follows:


          Daleen software license asset impairment                                        $2,174,000

          DSET USA and DSET Canada Inc. - work force reduction                               378,000

          DSET USA and DSET Canada  Inc. - asset impairments and future lease                847,000
          payments

          Other                                                                               30,000
                                                                                          ----------

          Total First Quarter 2001 Restructuring and other charges                        $3,429,000
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

         A major downturn in the telecommunications industry, and specifically the CLEC market, occurred in the second half of the year 2000. This downturn reduced DSET's revenues significantly as compared with the corresponding periods of the previous year beginning in the third quarter of 2000 and continuing to the most recent quarter-end. This also caused the Company to incur losses for each of these quarters. The downturn was brought about by the almost sudden withdrawal of available financing from almost all of the traditional financing sources (vendors, lenders, private equity/venture capital sources, public equity markets and large corporate partners) to the Company's current and potential customers. The CLECs have experienced this decrease in funding due to concerns over their business models. It has forced CLECs to stop spending on many capital projects, including establishing trading partner networks, resulting in lower sales of DSET products and services. Many of DSET's targeted customers have already purchased billing and order management systems but have decided to delay their purchases of gateways until the funding climate improves and the order flow from their customers increases. These purchasing delays not only occurred at large well-funded CLECs, but also at start-up CLECs. Prior to this downturn, the new CLECs were successfully and regularly obtaining large capital commitments allowing them to increase the size and the pace of their infrastructure spending. This funding crisis also affected our collection efforts since many customers either declared bankruptcy or concluded that they did not have sufficient available cash to repay their obligations to DSET. While we believe that we have adequately reserved for potential doubtful accounts, no assurance can be made that no additional customers will be unable to pay their outstanding obligations or go bankrupt.

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

         DSET is currently offering license run time pricing with little monies due up front as a response to this downturn. DSET has also reduced headcount and expenses in an effort to conserve cash and ultimately return to profitability. DSET has utilized monies previously invested in marketable securities to finance the losses brought about by the downturn.

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

         The Company's return to profitability will depend on the market for OSS interconnection products and services. The CSPs have experienced a decrease in funding due, among other factors, to concerns over their business models. This decrease in funding has forced CSPs to stop spending on many capital projects, including DSET gateways. Many of the Company's targeted customers have already purchased billing and order management systems but have decided to delay their purchases of gateways until the funding climate improves and the order flow from their customers increases. These purchasing delays not only occurred at large well-funded CSPs, but also at start-up CSPs. This funding crisis also affected the Company's collection efforts since many customers experienced financial difficulties and were unable to pay the Company. While the Company believes that it has adequately reserved for doubtful accounts, no assurance can be made that no additional customers will be unable to pay or go bankrupt.

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

Forward-Looking Statements

         Statements contained in this Form 10-Q/A that are not based on historical fact are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. Such forward-looking statements involve risks and uncertainties, including, but not limited to: (i) the substantial variability of the Company's quarterly operating results, (ii) the Company's dependence on the rapidly evolving telecommunications industry, (iii) rapid technological change in the Company's industry, (iv) uncertainty in the Company's customers' cash flow and external financing environment, (v) the limited number of customers for a significant portion of the Company's revenue, (vi) risks associated with market acceptance of the Company's new OSS gateways interconnection and LNP products, (vii) risks associated with intense competition in the industry, including competition for qualified technical personnel, (viii) the buying patterns of the telecommunications providers, (ix) the ongoing risk of that telecommunications providers will not get expected funding to advance their business model and (x) risks associated with acquisitions of businesses by the Company, including risks relating to unanticipated liabilities or expenses or lower than expected revenues of such acquired businesses. The success of the Company depends to a large degree upon increased demand by Telecom Service Providers for its new OSS Interconnection products and by network equipment vendors for its LNP products. As a result of such risks and others expressed from time to time in the Company's filings with the Securities and Exchange Commission, the Company's actual results may differ materially from the results discussed in or implied by the forward-looking statements contained herein.


Results of Operations

Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

         Revenues. Total revenues decreased by 70.6% to $3.4 million in the first quarter of 2001 from $11.6 million in the first quarter of 2000. License revenues decreased by 81.2% to $1.5 million in the first quarter of 2001 from $8.1 million in the first quarter of 2000. This decrease was attributable to a reduction in orders from customers due to financing issues of prospective customers. Service revenues decreased 45.9% to $1.9 million in the first quarter of 2001 from $3.5 million in the first quarter of 2000. This decrease was attributable to less percentage of completion revenue recorded for custom carrier and network projects offset by a $700,000 increase in carrier gateway maintenance. Revenues recorded using the percentage of completion method of contract accounting amounted to $41,000 in the first quarter of 2001 as compared to $2.4 million in the first quarter of 2000.

         Gross profit. The Company's gross profit decreased 89.2% to $923,000 in the first quarter of 2001 from $8.6 million in the first quarter of 2000. Gross profit percentage for license revenues decreased to 67.0% in the first quarter of 2001 from 90.1% in the first quarter of 2000 due to a lower sales volume and amortization of acquired technology and capitalized software development costs. Gross profit percentage for service revenues decreased to -5.1% in the first quarter of 2001 from 36.2% in the first quarter of 2000. The decrease in gross profit percentages was attributable to lower sales as there are fixed expenses within cost of goods sold.

         Sales and marketing expenses. Sales and marketing expenses decreased 3.1% to $2.5 million in the first quarter of 2001 from $2.6 million in the first quarter of 2000. The decrease in sales and marketing expenses was attributable to a $250,000 decrease in commission expense offset by an increase of $250,000 in personnel and related costs resulting from the increase in the Company's sales and marketing force and a decrease in travel expense of $100,000.

         Research and product development expenses. Research and product development expenses increased 14.4% to $3.9 million in the first quarter of 2001 from $3.4 million in the first quarter of 2000. The increase in research and product development expenses was due to expansion in the number of new products under development and expenses relating to increase in personnel. In March 2001 an expense reduction plan was put in place, but the substantial effect of these actions will not be realized until the second quarter of 2001.

         General and administrative expenses. General and administrative expenses increased 43.0% to $1.9 million in the first quarter of 2001 from $1.3 million in the first quarter of 2000. The increase in general and administrative expenses was due to a $200,000 increase in occupancy charges, a $200,000 increase in relocation expenses, a $100,000 increase in professional fees and a $200,000 increase in salaries all offset by a $100,000 decrease in recruiting costs. Due to the relocation of personnel to our Plano office, administrative departments have had to absorb a larger portion of the facilities costs of the Bridgewater facility.

         Bad debt expense. Bad debt expense increased to approximately $440,000 in the first quarter of 2001 from approximately $99,000 in the first quarter of 2000. The bad debt expenses recognized in the three months ending March 31, 2001 consisted of the following components: recognition of bad debt expense due to customers that discontinued projects or stated their intention not to pay ($314,000) and the declaration of bankruptcy by a customer ($126,000). Bad debt expense as a percentage of sales was 12.9% in the three months ending March 31, 2001 as compared to 0.9% in the corresponding period in the previous year. Total revenues were $3.4 million for the three months ended March 31, 2001 as compared to $11.6 million for the three months ended March 31, 2000 which drove the increase in the bad debt expense as a percentage of sales.

         Restructuring and other charges. Restructuring and other chargers in the first quarter of 2001 were $3.4 million including an impairment charge of $2.2 million for the carrying value of certain licenses related to the Canadian market, $400,000 in charges related to severance related to the March 2001 reduction in force and $800,000 in charges related to the facility closure in Canada and asset impairments in both Canada and the United States.

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

         Interest income. Interest income increased to approximately $490,000 in the first quarter of 2001 as compared to approximately $398,000 in the first quarter of 2000. This increase was due to the recognition of gains and losses on redemption of bonds and other securities.

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

Item 5.           Other Information.


Item 6.           Exhibits and Reports on Form 8-K.

       (a)        Exhibits.

                  None.

       (b)        Reports on Form 8-K.

                  No Reports on Form 8-K were filed during the quarter for which this report on Form 10-Q/A is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    DSET CORPORATION

           DATE: December 11, 2001                  By: /s/ William P. McHale, Jr.
                                                        ------------------------------------------
                                                            William P. McHale, Jr., President
                                                            and Chief Executive Officer
                                                            (Principal Executive Officer)



           DATE: December 11, 2001                  By: /s/ Bruce M. Crowell
                                                        ------------------------------------------
                                                            Bruce M. Crowell
                                                            Vice President and Chief Financial
                                                            Officer
                                                            (Principal Financial and Accounting
                                                            Officer)