Form 10-Q/A
period 2001-06-30
DSET CORP
filed 2001-12-11
CIK 1052196

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


                                DSET CORPORATION
              -----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


             New Jersey                             22-3000022
   ------------------------------      -----------------------------------
   (State or Other Jurisdiction of     (I.R.S. Employer Identification No.)
   Incorporation or Organization)


1160 U.S. Highway 22, Bridgewater, New Jersey                  08807
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


                     Yes:    X             No:
                          --------             -------

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 1, 2001:

             Class                                   Number of Shares
             -----                                   ----------------
   Common Stock, no par value                           11,629,419

                                DSET CORPORATION

                                TABLE OF CONTENTS


                                                                                                              Page
                                                                                                              ----
PART I.       FINANCIAL INFORMATION....................................................................         1

           Item 1.    Condensed Consolidated Financial Statements......................................         1

                      Condensed Consolidated Balance Sheets as of June 30, 2001
                        and December 31, 2000..........................................................         2

                      Condensed Consolidated Statements of (Loss) Income
                        and Comprehensive (Loss) Income for the Three Months Ended June
                        30, 2001 and 2000..............................................................         3

                      Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss)
                        Income for the Six Months Ended June 30, 2001 and 2000.........................         4

                      Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30,
                        2001 and 2000..................................................................         5

                      Notes to Condensed Consolidated Financial Statements.............................         6

           Item 2.    Management's Discussion and Analysis of Financial Condition and
                        Results of Operations..........................................................        19

                      Results of Operations - Three Months Ended June 30, 2001 ........................        25

                      Results of Operations - Six Months Ended June 30, 2001 ..........................        27

                      Liquidity and Capital Resources..................................................        29

           Item 3.    Quantitative and Qualitative Disclosures About Market Risk.......................        31

PART II.      OTHER INFORMATION........................................................................        32

           Item 2.    Use of Proceeds..................................................................        32

           Item 4.    Submission of Matters to a Vote of Security Holders..............................        32

           Item 5.    Other Information................................................................        33

           Item 6.    Exhibits and Reports on Form 8-K.................................................        34

SIGNATURES.............................................................................................        35

                          PART I. FINANCIAL INFORMATION


               Item 1. Condensed Consolidated Financial Statements

DSET Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                                June 30, 2001       December 31, 2000
                                                                                -------------       -----------------
                                                                                 (unaudited)           (unaudited)*
Assets
Current assets:
   Cash and cash equivalents                                                      $ 5,901,946          $ 7,314,254
   Marketable securities                                                           15,087,610           27,760,494
   Income taxes receivable                                                          3,349,903            3,561,201
   Accounts receivable, net of allowance for doubtful accounts of $13,000,000 and $12,285,676 at June 30, 2001 and
     December 31, 2000, respectively                                                1,577,582            6,248,635
   Prepaid licenses                                                                 1,204,185              766,071
   Prepaid expenses and other current assets                                          701,090            1,768,709
                                                                                  -----------          -----------
       Total current assets                                                        27,822,316           47,419,364

Acquired technology, net                                                              747,500            4,380,141
Software licenses, net                                                                      -            2,257,101
Software development costs, net                                                             -              435,746
Fixed assets, net                                                                   4,023,943            4,999,684
Goodwill, net                                                                         374,750              928,141
Other assets, net                                                                   1,932,072              762,381
                                                                                  -----------          -----------
       Total assets                                                               $34,900,581          $61,182,558
                                                                                  ===========          ===========

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable and accrued expenses                                          $ 4,045,133          $ 7,380,850
   Accrued restructuring expenses                                                   2,345,839              647,196
   Deferred revenues                                                                2,983,414            3,088,086
   Current portion of notes payable                                                   837,004              872,129
   Current portion of capital lease obligation                                        138,367              138,367
                                                                                  -----------          -----------
       Total current liabilities                                                   10,349,757           12,126,628

Long-term notes payable                                                                     -              409,901
Deferred rent                                                                         527,497              505,264
Capital lease obligation                                                              354,209              423,304
                                                                                  -----------          -----------
       Total liabilities                                                           11,231,463           13,465,097
                                                                                  -----------          -----------


Shareholders' equity:
   Common stock, no par value; 40,000,000 shares authorized, 11,629,419 and 11,627,544 shares issued and outstanding at June 30, 2001
    and December 31, 2000, respectively                                            50,146,240           50,169,404
   Deferred stock compensation                                                        (27,265)             (59,371)
   Accumulated deficit                                                            (26,644,033)          (2,564,554)
   Accumulated other comprehensive income                                             194,176              171,982
                                                                                  -----------          -----------
       Total shareholders' equity                                                  23,669,118           47,717,461
                                                                                  -----------          -----------
       Total liabilities and shareholders' equity                                 $34,900,581          $61,182,558
                                                                                  ===========          ===========


       * Certain amounts have been reclassified for comparative purposes.



The accompanying notes are an integral part of these condensed consolidated financial statements.

DSET Corporation and Subsidiaries
Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss)
Income
--------------------------------------------------------------------------------


                                                                                Three Months Ended June 30,
                                                                                ---------------------------
                                                                                2001                  2000*
                                                                                ----                  ----
                                                                            (unaudited)           (unaudited)
Revenues:
   License revenues                                                         $    586,179           $12,205,568
   Service revenues                                                            2,030,061             4,028,048
                                                                            ------------           -----------

              Total revenues                                                   2,616,240            16,233,616
                                                                            ------------           -----------

Cost of revenues:
   License revenues                                                              524,064               899,219
   Service revenues                                                            1,564,951             2,552,328
                                                                            ------------           -----------

         Total cost of revenues                                                2,089,015             3,451,547
                                                                            ------------           -----------

         Gross profit                                                            527,225            12,782,069
                                                                            ------------           -----------

Operating expenses:
   Sales and marketing                                                         2,119,597             4,146,346
   Research and product development                                            2,993,705             4,188,071
   General and administrative                                                  1,416,865               995,096
   Bad debt expense                                                              545,188               613,331
   Amortization of goodwill and other intangibles                                103,284               103,284
   Restructuring and other charges                                             6,780,157                     -
                                                                            ------------           -----------

         Total operating expenses                                             13,958,796            10,046,128
                                                                            ------------           -----------

         Operating (loss) income                                             (13,431,571)            2,735,941

Interest expense and other income (expense), net                                 (30,661)              (40,754)
Interest income                                                                  404,130               582,845
                                                                            ------------           -----------

(Loss) income before income taxes                                            (13,058,102)            3,278,032

Provision  for income taxes                                                       98,315             1,106,534
                                                                            ------------           -----------

Net (loss) income                                                           $(13,156,417)          $ 2,171,498
                                                                            ============           ===========

Other comprehensive (loss) income, net of tax
     Unrealized (depreciation) appreciation on investments                       (55,805)               85,881
     Cumulative translation adjustment                                            19,389                   (27)
                                                                            ------------           -----------
         Comprehensive (loss) income                                        $(13,192,833)          $ 2,257,352
                                                                            ============           ===========
Net (loss) income applicable to common shares                               $(13,156,417)          $ 2,171,498
                                                                            ============           ===========

Net (loss) income per common share                                          $      (1.13)          $      0.19
                                                                            ============           ===========

Weighted average number of common shares outstanding                          11,629,419            11,420,067
                                                                            ============           ===========

Net (loss) income per common share assuming dilution                        $      (1.13)          $      0.18
                                                                            ============           ===========

Weighted average number of common shares and
   common equivalent shares outstanding                                       11,629,419            12,204,396
                                                                            ============           ===========




       * Certain amounts have been reclassified for comparative purposes.


 The accompanying notes are an integral part of these condensed consolidated financial statements.

DSET Corporation and Subsidiaries
Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss)
Income
--------------------------------------------------------------------------------

                                                                                 Six Months Ended June 30,
                                                                                ---------------------------
                                                                                2001                  2000*
                                                                                ----                  ----
                                                                            (unaudited)            (unaudited)
Revenues:
   License revenues                                                         $  2,107,339          $ 20,300,987
   Service revenues                                                            3,924,342             7,531,042
                                                                            ------------          ------------

              Total revenues                                                   6,031,681            27,832,029
                                                                            ------------          ------------

Cost of revenues:
   License revenues                                                            1,025,890             1,698,438
   Service revenues                                                            3,555,615             4,787,973
                                                                            ------------          ------------

         Total cost of revenues                                                4,581,505             6,486,411
                                                                            ------------          ------------

         Gross profit                                                          1,450,176            21,345,618
                                                                            ------------          ------------

Operating expenses:
   Sales and marketing                                                         4,649,189             6,257,349
   Research and product development                                            6,903,239             7,606,422
   General and administrative                                                  3,269,130             2,635,733
   Bad debt expense                                                              985,275               866,194
   Amortization of goodwill and other intangibles                                203,400               206,568
   Restructuring and other charges                                            10,209,075                     -
                                                                            ------------          ------------

         Total operating expenses                                             26,219,308            17,572,266
                                                                            ------------          ------------

         Operating (loss) income                                             (24,769,132)            3,773,352

Interest expense and other income (expense), net                                 (77,589)              (96,053)
Interest income                                                                  894,395               981,280
                                                                            ------------          ------------

(Loss) income before income taxes                                            (23,952,326)            4,658,579

Provision  for income taxes                                                      127,153             1,566,381
                                                                            ------------          ------------

Net (loss) income                                                           $(24,079,479)         $  3,092,198
                                                                            ============          ============

 Other comprehensive (loss) income, net of tax
     Unrealized appreciation on investments                                        1,135               183,388
     Cumulative translation adjustment                                            21,059                  (747)
                                                                            ------------          ------------
         Comprehensive (loss) income                                        $(24,057,285)         $  3,274,839
                                                                            ============          ============
Net (loss) income applicable to common shares                               $(24,079,479)         $  3,092,198
                                                                            ============          ============

 Net (loss) income per common share                                         $      (2.07)         $       0.28
                                                                            ============          ============

 Weighted average number of common shares
   outstanding                                                                11,629,108            11,228,763
                                                                            ============          ============

 Net (loss) income per common share assuming dilution                       $      (2.07)         $       0.26
                                                                            ============          ============

 Weighted average number of common shares and
   common equivalent shares outstanding                                       11,629,108            12,056,417
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

DSET Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                 Six Months Ended June 30,
                                                                                ---------------------------
                                                                                2001                  2000*
                                                                                ----                  ----
                                                                            (unaudited)           (unaudited)
Cash flows from operating activities:
   Net (loss) income                                                        $(24,079,479)         $  3,092,198
   Adjustments to reconcile net (loss) income to net cash
    (used in) provided by operating activities:
     Deferred income taxes                                                             -              (208,544)
     Tax benefit from exercise of stock options                                        -             2,117,448
     Stock based compensation charges                                              4,404                65,810
     Depreciation                                                                715,857               546,163
     Amortization                                                                763,498               692,617
     Loss on disposal of assets                                                    6,645                   463
     Bad debt expense                                                            985,275               698,000
     Asset impairment                                                          7,483,455                     -
     (Gain) loss on redemption of marketable securities                         (233,241)              255,000
     Changes in assets and liabilities:
       Accounts receivable                                                     3,685,778               192,261
       Prepaid licenses                                                         (438,114)             (671,000)
       Income taxes payable and receivable                                       211,298              (824,861)
       Prepaid expenses and other current assets                                 806,695              (513,579)
       Other assets, net                                                          21,682                (9,318)
       Accounts payable and accrued expenses                                  (3,061,360)            1,001,044
       Accrued restructuring expenses                                          1,698,643                     -
       Deferred revenues                                                        (104,672)            1,661,760
       Deferred rent                                                              22,233                     -
                                                                            ------------          ------------
         Net cash (used in) provided by operating activities                 (11,511,403)            8,095,462
                                                                            ------------          ------------
Cash flows from investing activities:
   Purchases of marketable securities                                                  -           (18,059,148)
   Redemption of marketable securities                                        12,907,260            21,346,135
   Acquisition of technology                                                    (607,035)             (952,746)
   Acquisition of software licenses                                                    -            (1,250,000)
   Acquisition of fixed assets                                                  (666,358)           (1,590,506)
   Proceeds from disposition of fixed assets                                           -                 1,000
   Repayments of loans to officers and shareholders                                8,726                     -
                                                                            ------------          ------------
         Net cash provided by (used in) investing activities                  11,642,593              (505,265)
                                                                            ------------          ------------
Cash flows from financing activities:

   Loans to ISPSoft, Inc.                                                     (1,000,000)                    -
   Repayments of notes payable                                                  (500,000)             (500,000)
   Repayments of capital lease obligation                                        (69,095)              (63,919)
   Proceeds from the exercise of stock options and warrants                        4,538             1,806,685
                                                                            ------------          ------------
         Net cash (used in) provided by financing activities                  (1,564,557)            1,242,766
                                                                            ------------          ------------
   Effect of foreign exchange rate changes on cash                                21,059                  (747)
                                                                            ------------          ------------
         Net (decrease) increase in cash and cash equivalents                 (1,412,308)            8,832,216
                                                                            ------------          ------------

   Cash and cash equivalents, beginning of period                              7,314,254             2,212,759
                                                                            ------------          ------------
   Cash and cash equivalents, end of period                                 $  5,901,946          $ 11,044,975
                                                                            ============          ============

Supplemental disclosure of cash flow information:
   Cash (received) paid during the period for income taxes                  $   (118,150)         $    673,150
   Cash paid during the period for interest                                 $     76,038          $     27,820
Non-cash activities:
   Deferred payment of software licenses                                    $          -          $  1,250,000



       * Certain amounts have been reclassified for comparative purposes.


 The accompanying notes are an integral part of these condensed consolidated financial statements.

DSET Corporation and Subsidiaries
June 30, 2001
Notes to Condensed Consolidated Financial Statements (unaudited)


1.   Basis of Presentation

     The condensed consolidated financial information presented as of June 30, 2001 and for the three-month and six-month periods ended June 30, 2001 and 2000 is unaudited, but in the opinion of DSET Corporation's ("DSET" or the "Company") management, contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of June 30, 2001, the results of its operations for the three-month and six-month periods ended June 30, 2001 and 2000, and its cash flows for the six-month periods ended June 30, 2001 and 2000. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements and accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000. The December 31, 2000 balance sheet data contained in this Form 10-Q/A was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     Results for the interim period are not necessarily indicative of results that may be expected for the entire year.

2.   Summary of Significant Accounting Policies

     Consolidation
     The condensed consolidated financial statements include all wholly-owned subsidiaries from the respective dates of their acquisition or formation. The consolidated entity includes DSET Corporation and its wholly-owned subsidiaries, DSET Acquisition Corp., a Delaware corporation; Konark Inc. ("Konark"), a California corporation; PIC Technologies, Inc., a Delaware corporation; Chengdu DSET Science & Technology Co., Ltd. (China); and DSET Canada, Inc. ("Canada"), (see Note 7). Effective January 8, 2001, China was sold. All intercompany transactions have been eliminated in consolidation.

     Cash and Cash Equivalents
     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Marketable Securities
     The marketable securities held by the Company are considered to be available-for-sale securities and are reported at fair value. Unrealized appreciation was $181,000 (net of

DSET Corporation and Subsidiaries
June 30, 2001
Notes to Condensed Consolidated Financial Statements (unaudited)

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

     Goodwill
     The Company amortizes goodwill using a straight-line method over an estimated useful life of five years. The Company periodically assesses the realizability of the asset based on estimated future cash flows. Accumulated amortization was $333,000 as of June 30, 2001 and $442,000 as of December 31, 2000. In June 2001, the Company decided to discontinue the sale of certain products (see Note 7). As a result, the Company recognized an asset impairment for the goodwill related to the discontinued products.

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

DSET Corporation and Subsidiaries
June 30, 2001
Notes to Condensed Consolidated Financial Statements (unaudited)

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

DSET Corporation and Subsidiaries
June 30, 2001
Notes to Condensed Consolidated Financial Statements (unaudited)


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

     Some customer contracts provide for multiple elements to be delivered (for example, electronic-bonding gateway product, postcontract customer support, training, custom product development). In those contracts that include multiple elements, the contract fee is allocated to the various elements based on vendor-specific objective evidence (VSOE) of fair value. Vendor specific objective evidence of fair value is the price charged when the same element is sold separately, or for an element not yet being sold separately, the price established by the Company's product management department.

     In 2000, the Company entered into an agreement with NE Technologies pursuant to which NE Technologies performs as a subcontractor for DSET with respect to substantially all of the post contract customer support for network solutions to which DSET was obligated. In connection with such agreement, DSET receives a royalty of between fifteen and thirty percent for all new business generated by NE Technologies. Such royalties amounted to $154,000 for the six months ending June 30, 2001.


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

     Use of Estimates in the Preparation of Financial Statements

DSET Corporation and Subsidiaries
June 30, 2001
Notes to Condensed Consolidated Financial Statements (unaudited)


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

     New Accounting Standards
     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standard No. 141("SFAS 141") "Business Combinations" and No. 142, ("SFAS 142") "Goodwill and Other Intangible Assets". SFAS 141 supersedes APB Opinion No. 16, "Business Combinations" and SFAS 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises" and requires that all business combinations be accounted for by the purchase method and eliminates the pooling-of-interests method. SFAS 141 is effective for all business combinations completed after June 30, 2001 except for poolings initiated before July 1, 2001. SFAS 142 supersedes APB No. 17, "Intangible Assets" and prohibits amortization of goodwill and other intangible assets that have an indefinite life. SFAS 142 is effective for all fiscal years beginning after December 15, 2001. However, all goodwill and intangible assets that are acquired after June 30, 2001 are immediately subject to SFAS 142. DSET will account for the pending merger with ISPSoft Inc. (see Note 8) in accordance with SFAS 141 and SFAS 142.

     Upon the Company's adoption of SFAS 141 and 142, DSET will not amortize goodwill or other intangibles acquired after June 30, 2001, unless such goodwill or other intangible possesses a finite life. The amortization of goodwill acquired before June 30, 2001 will be discontinued at January 1, 2002.

     At January 1, 2002, DSET will have unamortized goodwill of $303,000. In accordance with SFAS 142, this amount will no longer be amortized. If it were amortized, the amount of amortization would be $123,000 in 2002.

DSET Corporation and Subsidiaries
June 30, 2001
Notes to Condensed Consolidated Financial Statements (unaudited)


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

                                June 30, 2001        December 31, 2000
                                -------------        -----------------
    Furniture and fixtures         $  412,777               $  743,462
    Accumulated amortization         (117,937)                (159,313)
                                   ----------               ----------
                                   $  294,840               $  584,149
                                   ==========               ==========


     b) Lines of Credit
     In August 2000, the Company renewed an unsecured revolving credit facility with a bank increasing the line of credit to $5.0 million. Borrowings under this line of credit bear interest at the bank's prime rate (6.75% at June 30, 2001) less 0.25% on amounts outstanding of less than $1.0 million and at the bank's prime rate for aggregate principal amounts exceeding $1.0 million. No borrowings under this line were outstanding at June 30, 2001 or December 31, 2000. This credit facility contains, among other provisions, a covenant, which restricts the Company's ability to pay cash dividends. Since December 31, 2000, the "earnings before income taxes, depreciation and amortization" ("EBITDA") covenant has not been met and therefore the line is not currently available.

     c) Notes Payable
     As part of the acquisition of Konark, the Company paid $1.0 million in cash and issued a $2.5 million non-interest bearing note payable which has been discounted at 8.25%. Interest expense is accreted monthly and totalled $25,000 for the three months ended June 30, 2001. The note is payable in five installments, and matures on March 1, 2002.

DSET Corporation and Subsidiaries
June 30, 2001
Notes to Condensed Consolidated Financial Statements (unaudited)


     As of June 30, 2001, all remaining payments under the notes are classified as short-term and are payable as follows:

                                                           Principal
                    Year Ending December 31,               Payments
                    ------------------------              ----------
                    2001                                  $  500,000
                    2002                                     500,000
                                                          ----------
                                                           1,000,000

                    Less:  Unamortized interest             (162,996)
                                                          ----------

                    Present value of notes payable           837,004
                                                          ==========


4.   Revenue Concentration

     The Company had two customers accounting for 14% and 10% of revenues, respectively, for the quarter ended June 30, 2001 and no customers, which accounted for more than 10% of revenues for the quarter ended June 30, 2000. The Company had one customer, which accounted for 27% of revenues for the six months ended June 30, 2001 and no customer who accounted for more than 10% of revenues for the six months ended June 30, 2000. The Company had seven customers each accounting for more than 10% of accounts receivable, net at June 30, 2001. Collectively, these seven customers accounted for 96% of accounts receivable, net at June 30, 2001. The Company had one customer accounting for 23% of accounts receivable, net at December 31, 2000. The Company derives a portion of its revenues from international sales, which constituted approximately 1% and 3% of the Company's total revenues in the second quarter of 2001 and 2000, respectively. The Company's international sales currently are United States dollar-denominated. As a result, an increase in the value of the United States dollar relative to foreign currencies could make the Company's products and services less competitive in international markets.

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

DSET Corporation and Subsidiaries
June 30, 2001
Notes to Condensed Consolidated Financial Statements (unaudited)


     outstanding stock options are considered to be antidilutive. The following table is a reconciliation of the numerator and denominator under each method:


                                                        For the Three Months Ended June 30,
                                                        -----------------------------------
                                               2001                                             2000
                               ----------------------------------------       --------------------------------------------

                                 Net                             Per Share        Net                             Per Share
                                 Loss           Shares             Amount        Income         Shares             Amount
                                 ----           ------             ------        ------         ------             ------
Basic EPS:
Net (loss) income
applicable to
common shares                 $(13,156,417)     11,629,419        $(1.13)       $2,171,498      11,420,067          $0.19

Assuming dilution:
      Stock options                      -               -                               -          41,477
      Warrants                           -               -                               -         742,852
                               -----------      ----------                       ---------      ----------
                              $(13,156,417)     11,629,419        $(1.13)       $2,171,498      12,204,396          $0.18
                               ===========      ==========                       =========      ==========



                                                         For the Six Months Ended June 30,
                                                         ---------------------------------
                                               2001                                             2000
                               ----------------------------------------       -------------------------------------------

                                 Net                            Per Share        Net                            Per Share
                                 Loss           Shares            Amount        Income         Shares             Amount
                                 ----           ------            ------        ------         ------             ------
Basic EPS:
Net (loss) income
applicable to
common shares                 $(24,079,479)     11,629,108        $(2.07)       $3,092,198      11,228,763          $0.28

Assuming dilution:
      Stock options                      -               -                               -          42,390
      Warrants                           -               -                               -         785,264
                               -----------      ----------                    ------------      ----------
                              $(24,079,479)     11,629,108        $(2.07)       $3,092,198      12,056,417          $0.26
                               ===========      ==========                    ============      ==========

DSET Corporation and Subsidiaries
June 30, 2001
Notes to Condensed Consolidated Financial Statements (unaudited)


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

7.   Restructuring and Other Charges

     In January 2001, the Company sold its subsidiary, Chengdu DSET Science and Technology Co., Ltd. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company recorded a pre-tax charge of $278,500 in the fourth quarter of 2000 against the remaining investment in the subsidiary.

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

DSET Corporation and Subsidiaries
June 30, 2001
Notes to Condensed Consolidated Financial Statements (unaudited)

     The approximate restructuring charges are summarized as follows:


         Daleen software license asset impairment                 $2,174,000

         U.S. and Canadian work force reduction                      378,000

         U.S. and Canadian fixed asset impairments
          and future non-refundable lease payments                   847,000

         Other                                                        30,000
                                                                  ----------

         Total First Quarter Restructuring and other charges      $3,429,000
                                                                  ==========



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

     The approximate restructuring charges are summarized as follows:


         Assets impairment                                                      $4,520,000

         Work force reduction                                                      969,000

         Fixed asset impairments and future non-refundable lease payments        1,291,000
                                                                                ----------

         Total Second Quarter 2001 Restructuring and other charges              $6,780,000
                                                                                ==========


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

8.   Merger with ISPSoft Inc.

     Merger Agreement

DSET Corporation and Subsidiaries
June 30, 2001
Notes to Condensed Consolidated Financial Statements (unaudited)


     In June 2001, the Company announced an agreement to merge with ISPSoft Inc. ("ISPSoft"). ISPSoft has developed what the Company believes to be a technically advanced implementation of Internet Protocol (IP) provisioning software. ISPSoft security holders will receive an aggregate of up to 9,124,547 shares of DSET common stock, $1,000,000 in cash and up to $1,000,000 in cash or unregistered shares of DSET common stock in potential milestone payments in exchange for their ISPSoft securities in the merger. DSET will also issue 764,962 options to purchase shares of DSET common stock upon the assumption of 2,162,930 currently issued and outstanding options to purchase shares of ISPSoft common stock. The shares and options indicated are subject to final adjustment as of the date of closing. The merger transaction with ISPSoft is subject to approval by DSET's shareholders.

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

9.   Employee Stock Purchase Plan

DSET Corporation and Subsidiaries
June 30, 2001
Notes to Condensed Consolidated Financial Statements (unaudited)


     On June 13, 2001, the Company adopted an Employee Stock Purchase Plan ("ESPP") under Section 423 of the Internal Revenue Code. The ESPP is effective July 1, 2001. Under the ESPP, eligible employees are provided an opportunity to purchase shares of the Company's common stock through regular payroll deductions. The total number of shares of common stock that are authorized for issuance under the ESPP is 1,000,000. Employees are given an opportunity to purchase shares of common stock during consecutive six-month periods, and the right to purchase shares will expire on the last day of the six-month period. The purchase price for shares offered under the ESPP for the first plan period ending December 31, 2001 was equal to a percentage designated by the compensation committee of the Board of Directors (not less than 85%) of the closing price of the Company's common stock on June 29, 2001 and December 31, 2001 as reported on the Nasdaq National Market. For each subsequent six-month period, the purchase price for shares offered under the ESPP will be equal to a percentage designated by the compensation committee of the Board of Directors (not less than 85%) of the lower of the fair market value of the Company's common stock at the commencement or termination of the six-month period. The ESPP will expire on July 1, 2005.

10.  Subsequent Events

     Shareholder Rights Plan
     In July 2001 the Company announced that its board of directors had adopted a shareholder rights plan (the "Rights Plan"). Under the Rights Plan, each shareholder of record on July 31, 2001 will receive a distribution of one right for each share of DSET common stock ("Rights"). Initially the Rights will be represented by DSET's common stock certificates, will not be traded separately from DSET's common stock, and will not be exercisable. The Rights become exercisable only if an entity acquires, or announces a tender offer, that would result in ownership of 15% or more of DSET's common stock, at which time each Right would enable the holder to buy one-thousandth of a share of DSET's Series A Junior Participating Preferred Stock at an exercise price of $20, subject to adjustment. The actual number of shares acquirable by the holder equals $20 divided by one-half of the then current market price of DSET's common stock. Additionally, the Rights Plan provides that in the event of a subsequent merger or other acquisition of DSET, the holders of Rights will be entitled to buy shares of common stock of the acquiring entity at one-half of the market price of the acquiring company's shares. The Company will account for the contingent conversion option in the Rights Plan in accordance with EITF 00-27 "Application of EITF Issue No. 98-5, `Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios' to Certain Convertible Instruments" which requires the Company to compute the resulting number of shares that would be received pursuant to the new conversion price upon the occurrence of the conversion event. The number of shares that would be received upon conversion based on the adjusted conversion price would then be compared with the number that would have been received prior to the

DSET Corporation and Subsidiaries
June 30, 2001
Notes to Condensed Consolidated Financial Statements (unaudited)


     occurrence of the contingent event. The excess number of shares multiplied by the commitment date stock price would equal the incremental intrinsic value that results from the resolution of the contingency and the corresponding adjustment to the conversion price. That incremental amount would be recognized when the triggering event occurs in accordance with EITF 00-27.

     Nasdaq Notice
     DSET's common stock is currently listed on the Nasdaq National Market. On July 9, 2001, the Company received notification from the Nasdaq Stock Market, Inc. ("Nasdaq") that the Company was not in compliance with Nasdaq's $1.00 minimum bid price requirement because the Company's common stock had closed below that minimum price for thirty consecutive trading days. The Company has ninety days to regain compliance. The failure to meet Nasdaq's maintenance criteria may result in the de-listing of the Company's common stock from the Nasdaq National Market and could have a material adverse effect on the Company.

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

     The pro forma net (loss) earnings per common share reflecting the reverse stock split are as follows:


                              Three Months Ended June 30,       Six Months Ended June 30,
                               2001                2000          2001                2000
                               ----                ----          ----                ----
    Basic                    $(4.53)               $0.76       $(8.28)              $1.10
    Assuming Dilution        $(4.53)               $0.71       $(8.28)              $1.03

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         DSET is a supplier of software and services that solve complex network and service management problems for a variety of customers in the telecommunications industry.

         DSET's software products have varied over the past eleven years and 2000 marked the final stages of the Company's transition from being a provider of application development tools and local service management system ("LSMS") application products to a provider of electronic-bonding gateway software and services. DSET had sold both product lines to network equipment providers, fueling DSET's growth in the mid 1990's. Since the Company expected such product lines to decline in revenue as a result of technological changes and reduction in the size of such customers' respective markets, DSET ceased development and direct sale of these products as of the end of 2000.

         In 1998, the Company started internal development efforts to build electronic-bonding gateways that enable competitive telecommunications service providers to implement electronic Trading Partner Networks ("TPNs"), which significantly reduce the time required to provision new phone services for customers and resolve service outages to maintain high service quality and ensure customer retention. DSET sells these gateways to competitive service providers ("CSPs"), which are comprised of facilities-based competitive local exchange carriers ("CLECs"), data local exchange carriers ("DLECs"), cable companies and utilities. Since then, the Company has established a leadership position in this market as demonstrated by having over 30 active customers throughout North America.

         Many of DSET's gateways currently support interfaces to a variety of different operational support systems ("OSSs"), such as an order management systems ("OMS") or a customer relationship management ("CRM") system. By integrating with an OMS or a CRM system, the information on the order form or trouble ticket can be sent electronically without human intervention back and forth across the TPN once it is entered. This process plays a key role for CSPs as they attempt to implement a flow-through provisioning.

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

         DSET's policy to assess the probability of collection, consists of reviewing public and private sources of financial information for all potential customers (e.g. financial statements, periodic filings and press releases), inquiring of management of the potential customer as to how they intend to pay for their purchase, reviewing available information from credit rating agencies, reviewing recent announcements regarding completed and proposed financing and discussing the potential customer's credit worthiness with other suppliers.

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

         During the second quarter of 2001, DSET introduced a "Pay As You Grow" pricing option to provide alternatives to CSPs that are constrained by lack of funding. Under this pricing plan, customers spread out their licensee payments over two to three years. This new pricing plan was introduced to facilitate customer decision making in this difficult economic environment and to build a recurring revenue stream.

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

         The Company had two customers accounting for 14% and 10% of revenues, respectively, for the quarter ended June 30, 2001 and no customers, which accounted for more than 10% of revenues for the quarter ended June 30, 2000. The Company had one customer, which accounted for 27% of revenues for the six months ended June 30, 2001 and no customer, which accounted for more than 10% of revenues for the six months ended June 30, 2000. The Company had seven customers each accounting for more than 10% of accounts receivable, net at June 30, 2001. Collectively, these seven customers accounted for 96% of accounts receivable, net at June 30, 2001. The Company had one customer accounting for 23% of accounts receivable, net at December 31, 2000. The Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. In addition, the Company anticipates that its results of operations in any given period will also continue to depend on its customers' cash flow and ability to obtain external financing. As a result of this customer concentration and the uncertainty in the customer's financing, the Company's revenues from quarter to quarter, financial condition and results of operations may be subject to substantial period-to-period fluctuations.

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

         On July 23, 2001, the Company announced that on July 20, 2001 its Board of Directors had adopted a shareholder rights plan (the "Rights Plan"). Under the Rights Plan, each shareholder of record on July 31, 2001 will receive a distribution of one Right for each share of DSET common stock ("Rights"). Initially the Rights will be represented by DSET's common stock certificates, will not be traded separately from DSET's common stock, and will not be exercisable. The Rights become exercisable only if an entity acquires, or announces a tender offer, that would result in ownership of 15% or more of DSET's common stock, at which time each Right would enable the holder to buy one-thousandth of a share of DSET's Series A Junior Participating Preferred Stock at an exercise price of $20, subject to adjustment. The actual number of shares acquirable by the holder equals $20 divided by one-half of the current market price of DSET's common stock. Additionally, the Rights Plan provides that in the event of a subsequent merger or other acquisition of DSET, the holders of Rights will be entitled to buy shares of common stock of the acquiring entity at one-half of the market price of the acquiring company's shares.

         DSET's common stock is currently listed on the Nasdaq National Market. On July 9, 2001, the company received notification from the Nasdaq Stock Market, Inc. ("Nasdaq") that the Company was not in compliance with Nasdaq's $1.00 minimum bid price requirement because the Company's common stock had closed below that minimum price for thirty consecutive trading days. The Company has ninety days to regain compliance. The failure to meet Nasdaq's maintenance criteria may result in the de-listing of the Company's common stock from the Nasdaq National Market and could have an adverse effect on the Company.

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

Results of Operations

Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30,
2000

         Revenues. Total revenues decreased by 83.9% to $2.6 million in the second quarter of 2001 from $16.2 million in the second quarter of 2000. License revenues decreased by 95.2% to $586,000 in the second quarter of 2001 from $12.2 million in the second quarter of 2000. This decrease was attributable to a reduction in orders by prospective customers due to financing issues. Service revenues decreased 49.6% to $2.0 million in the second quarter of 2001 from $4.0 million in the second quarter of 2000. This decrease was attributable to a $500,000 decrease in tools maintenance revenue for network solutions, a $200,000 decrease in other network solutions revenue, a $500,000 decrease in LNP solutions maintenance, and a $800,000 decrease in LNP percentage of completion revenue. Revenues recorded using the percentage of completion method of contract accounting amounted to $50,000 in the second quarter of 2001 as compared to $2.1 million in the second quarter of 2000. Trading Partner Network implementation service revenue increased to $465,000 in the three months ended June 30, 2001 as compared to $69,000 in the three months ended June 30, 2000.

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

         Sales and marketing expenses. Sales and marketing expenses decreased 48.9% to $2.1 million in the second quarter of 2001 from $4.1 million in the second quarter of 2000. The decrease in sales and marketing expenses was attributable to a $1.0 million decrease in commissions (due to reduced sales), a $200,000 reduction in personnel related expenses, a $100,000 reduction in contract labor, a $100,000 reduction in travel, and a $600,000 net reduction in other categories.

         Research and product development expenses. Research and product development expenses decreased 28.5% to $3.0 million in the second quarter of 2001 from $4.2 million in the second quarter of 2000. In March 2001, an expense reduction plan was put in place, and the substantial effect of these actions was realized in the second quarter of 2001. Contract labor decreased by $700,000 and personnel related expenses decreased by $500,000.

         General and administrative expenses. General and administrative expenses increased 42.4% to $1.4 million in the second quarter of 2001 from $1.0 million in the second quarter of 2000. The increase in general and administrative expenses was due to a $100,000 increase in occupancy costs, a $100,000 increase in personnel related costs, a $100,000 increase in professional fees and a $100,000 increase in other expenses. Due to the relocation of non-administrative personnel to the Company's Plano office, administrative departments have absorbed a larger portion of the facilities costs of the Bridgewater facility.

         Bad debt expense. Bad debt expense decreased to approximately $545,000 in the second quarter of 2001 from $613,000 in the second quarter of 2000. The bad debt expenses recognized in the second quarter of 2001 consisted of the following components: a customer that did not fulfill its payment program after resolving outstanding disputes ($252,000), the declaration of bankruptcy by a customer ($110,000) and recognition of bad debt expenses due to customers that discontinued projects or stated their intention not to pay ($183,000). Bad debt expense as a percentage of sales was 20.8% in the second quarter of 2001 as compared to 3.8% in the corresponding period in the previous year. Total revenues were $2.6 million for the three months ended June 30, 2001 as compared to the $16.2 million for the three months ended June 30, 2000 which drove the increase in the bad debt expense as a percentage of sales.

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

Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

         Revenues. Total revenues decreased by 78.3% to $6.0 million in the six months ended June 30, 2001 from $27.8 million in the six months ended June 30, 2000. License revenues decreased by 89.6% to $2.1 million in the six months ended June 30, 2001 from $20.3 million in the six months ended June 30, 2000. This decrease was attributable to a reduction in orders by prospective customers due to financing issues. Service revenues decreased 47.9% to $3.9 million in the six months ended June 30, 2001 from $7.5 million in the six months ended June 30, 2000. This decrease was attributable to a $2.7 million decrease in LSMS/LNP custom projects and maintenance, a $1.3 million decrease in Network Solutions revenue, offset by a $400,000 increase in Carrier Solutions service revenue. The Company transitioned from the Network Solutions and LSMS/LNP business in 2001 to concentrate on the Carrier Solutions business. Revenues recorded using the percentage of completion method of contract accounting amounted to $50,000 in the six months ended June 30, 2001 as compared to $4.4 million in the six months ended June 30, 2000 ($200,000 for Network Solutions; $2.2 million for LSMS/LNP; and $2.0 million for Carrier Solutions). The percentage of completion method is used to recognize revenue the first time that a gateway or other custom product is ordered. After the product has been designed, engineered, programmed, tested, and accepted by the customer, subsequent sales of the product to other customers are recognized as license revenues because significant additional customization or modification is not required. Trading Partner Network implementation service revenue increased to $1.0 million in the six months ended June 30, 2001 as compared to $109,000 in the six months ended June 30, 2000. Maintenance for Gateways increased to $1.7 million in the six months ended June 30, 2001 as compared to $300,000 in the six months ended June 30, 2000.

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

         Sales and marketing expenses. Sales and marketing expenses decreased 25.7% to $4.6 million in the six months ended June 30, 2001 from $6.3 million in the six months ended June 30, 2000. The decrease in sales and marketing expenses was attributable to a $1.3 million reduction in commission expense due to the reduction in sales activity, a $300,000 decrease in travel expenses and a $100,000 decrease in contract labor costs. .

         Research and product development expenses. Research and product development expenses decreased 9.2% to $6.9 million in the six months ended June 30, 2001 from $7.6 million in the six months ended June 30, 2000. In March 2001, an expense reduction plan was put in place, and the substantial effect of those actions was realized in the second quarter of 2001. This was composed of a $600,000 decrease in contract labor, a $200,000 decrease in occupancy costs, a $200,000 decrease in travel expenses, a $250,000 decrease in other costs offset by a $550,000 increase in personnel related expenses.

         General and administrative expenses. General and administrative expenses increased 24.0% to $3.3 million in the six months ended June 30, 2001 from $2.6 million in the six months ended June 30, 2000. The increase in general and administrative expenses was due to a $240,000 increase in occupancy costs, a $500,000 increase in personnel related costs, a $190,000 increase in relocation costs, a $150,000 increase in contract labor costs, and a $100,000 increase in depreciation, all offset by a $480,000 decrease in recruiting costs. Due to the relocation of non-administrative personnel to the Company's Plano office, administrative departments have absorbed a larger portion of the facilities costs of the Bridgewater facility.

         Bad debt expense. Bad debt expense increased to approximately $985,000 in the six months ended June 30, 2001 from approximately $866,000 in the six months ended June 30, 2000. The bad debt expenses recognized in the six months ended June 30, 2001 consisted of the following components: recognition of bad debt expense due to customers that discontinued projects or stated their intention not to pay ($497,000), a customer that did not fulfill its payment program after resolving outstanding disputes ($252,000) and the declaration of bankruptcy by two customers ($236,000). Bad debt expense as a percentage of sales was 16.3% in the six months ended June 30, 2001 as compared to 3.1% in the corresponding period in the previous year. Total revenues were $6.0 million for the six months ended June 30, 2001 as compared to $27.8 million for the six months ended June 30, 2000 which drove the increase in the bad debt expense as a percentage of sales.

         Set forth below is a schedule comparing the company's bad debt expenses recorded in the first and second quarters of 2001 with the periods in which the corresponding revenue was recognized:

                                DSET Corporation
             Bad Debt Expense Related to Quarter Revenue Recognized
                             (Dollars in Thousands)


                                                                Revenue Recognized
                        ---------------------------------------------------------------------------------------------------
                        Q2'99    Q3'99      Q4'99      Q1'00      Q2'00      Q3'00     Q4'00    Q1'01     Q2'01      Total
                        -----    -----      -----      -----      -----      -----     -----    -----     -----      -----

Total revenue.......    $9,118   $12,909    $15,126   $11,598     $16,234    $13,867   $5,343    $3,415    $2,616    $90,226
Total Q1' 01 bad
    debt expense...     $  101   $   146    $    55   $    --     $   134    $     4   $   --    $   --    $   --    $   440
Total Q2' 01 bad
    debt expense...     $   30   $    63    $   214   $     4     $    95    $    96   $   23    $   20    $   --    $   545



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

         Interest income. Interest income decreased to approximately $894,000 in the six months ended June 30, 2001 as compared to approximately $981,000 in the six months ended June 30, 2000. This decrease was due to the recognition of gains and losses on redemption of bonds and other securities, lower balances in 2001 due to the funding of operations and reduced interest rates due to the current economic climate.

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

         During August 2000, the Company renewed an unsecured revolving credit facility with a bank pursuant to which the Company may borrow up to a maximum of $5.0 million. Borrowings under this line of credit bear interest at the bank's prime rate less 0.25% on aggregate principal amounts outstanding of less than $1.0 million and at the bank's prime rate for aggregate principal amounts exceeding $1.0 million. No borrowings under this line were outstanding as of June 30, 2001. This credit facility contains, among other provisions, covenants which: (i) mandate the amount of working capital the Company must maintain at the end of each calendar quarter; and (ii) restrict the Company's ability to pay cash dividends. The unsecured revolving credit facility expires on August 5, 2004. Since December 31, 2000 the "earnings before income taxes, depreciation and amortization" ("EBITDA") covenant has not been met and therefore the line is not currently available. The Company has applied for a waiver of this covenant but does not believe it will be granted.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held on June 13, 2001. There were present at the Annual Meeting in person or by proxy shareholders holding an aggregate of 11,198,520 shares of Common Stock. The results of the vote taken at such Annual Meeting with respect to each nominee for director were as follows:


                Common Stock Nominees                   For                     Withheld
                ---------------------                   ---                     --------

                William P. McHale, Jr.           10,620,968 Shares           577,552 Shares
                Jacob J. Goldberg                10,761,168 Shares           437,352 Shares
                C. Daniel Yost                   10,761,168 Shares           437,352 Shares
                Andrew D. Lipman                 10,761,048 Shares           436,472 Shares


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


Item 5. Other Information.

         On June 26, 2001 the Company announced the agreement to merge with ISPSoft Inc. is expected to should be completed by the end of September 2001. ISPSoft security holders will receive an aggregate of up to 9,124,547 shares of DSET common stock, $1,000,000 in cash and up to $1,000,000 in cash or unregistered shares of DSET common stock in potential milestone payments in exchange for their ISPSoft securities in the merger. DSET will also issue 764,962 options to purchase shares of DSET common stock upon the assumption of 2,162,930 currently issued and outstanding options to purchase shares of ISPSoft common stock. The shares and options indicated are subject to final adjustment as of the date of closing. ISPSoft has developed what the Company believes to be a technically advanced implementation of Internet Protocol (IP) provisioning software. The market for next generation software-based provisioning systems is expected to grow from approximately $800 million in 2001 to almost $1.6 billion in 2004, according to a report by the research and consulting firm IDC.

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

         DSET's common stock is currently listed on the Nasdaq National Market. On July 9, 2001, the company received notification from the Nasdaq Stock Market, Inc. ("Nasdaq") that the Company was not in compliance with Nasdaq's $1.00 minimum bid price requirement because the Company's common stock had closed below that minimum price for thirty consecutive trading days. The Company has ninety days to regain compliance. The failure to meet Nasdaq's maintenance criteria may result in the de-listing of the Company's common stock from the Nasdaq National Market and could have a material adverse effect on the Company.

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


Item 6.  Exhibits and Reports on Form 8-K.

       (a)          Exhibits.

                    None.

       (b)          Reports on Form 8-K.

                    The following reports on Form 8-K were filed during the quarter for which this report on Form 10-Q/A is filed:

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



                                DSET CORPORATION

        DATE: December 11, 2001        By: /s/ William P. McHale, Jr.
                                          --------------------------------------
                                             William P. McHale, Jr., President
                                             and Chief Executive Officer
                                             (Principal Executive Officer)




        DATE: December 11, 2001        By:  /s/ Bruce M. Crowell
                                           -------------------------------------
                                             Bruce M. Crowell
                                             Vice President and Chief Financial
                                             Officer
                                             (Principal Financial and Accounting
                                             Officer)