Form 10-Q/A
period 2001-09-30
DSET CORP
filed 2001-12-12
CIK 1052196

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              -------------------

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

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       DSET CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                            SEPTEMBER 30, 2001   DECEMBER 31, 2000*
                                                            ------------------   ------------------
                          ASSETS
Current assets:
    Cash and cash equivalents.............................     $ 17,294,360         $ 7,314,254
    Marketable securities.................................        1,071,011          27,760,494
    Accounts receivable, net of allowance for doubtful
      accounts of $12,730,000 and $12,285,676 at
      September 30, 2001 and December 31, 2000,
      respectively........................................          839,341           6,248,635
    Income taxes receivable...............................          396,851           3,561,201
    Prepaid licenses......................................          923,685             766,071
    Prepaid expenses and other current assets.............          836,625           1,768,709
                                                               ------------         -----------
        Total current assets..............................       21,361,873          47,419,364
Acquired technology, net..................................        --                  4,380,141
Software licenses, net....................................        --                  2,257,101
Software development costs, net...........................        --                    435,746
Fixed assets, net.........................................        2,421,391           4,999,684
Goodwill, net.............................................           28,507             928,141
Loans to ISPSoft Inc......................................        2,250,000            --
Other assets, net.........................................          444,642             762,381
                                                               ------------         -----------
        Total assets......................................     $ 26,506,413         $61,182,558
                                                               ------------         -----------
                                                               ------------         -----------
           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses.................     $  3,790,827         $ 7,380,850
    Accrued restructuring expenses........................        2,464,782             647,196
    Deferred revenues.....................................        3,030,343           3,088,086
    Current portion of notes payable......................          484,466             872,129
    Current portion of capital lease obligation...........          138,367             138,367
                                                               ------------         -----------
        Total current liabilities.........................        9,908,785          12,126,628
Long-term notes payable...................................        --                    409,901
Deferred rent.............................................          538,613             505,264
Capital lease obligation..................................          318,587             423,304
                                                               ------------         -----------
        Total liabilities.................................       10,765,985          13,465,097
                                                               ------------         -----------
Shareholders' equity:
    Common stock, no par value; 10,000,000 shares
      authorized; 2,907,400 and 2,906,931 shares issued at
      September 30, 2001 and December 31, 2000,
      respectively; 2,775,200 and 2,906,931 shares
      outstanding at September 30, 2001 and December 31,
      2000, respectively..................................       50,146,240          50,169,404
    Deferred stock compensation...........................          (13,631)            (59,371)
    Accumulated deficit...................................      (34,208,959)         (2,564,554)
    Accumulated other comprehensive income................            7,701             171,982
    Treasury stock, at cost (132,200 shares)..............         (190,923)           --
                                                               ------------         -----------
        Total shareholders' equity........................       15,740,428          47,717,461
                                                               ------------         -----------
        Total liabilities and shareholders' equity........     $ 26,506,413         $61,182,558
                                                               ------------         -----------
                                                               ------------         -----------

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

                       DSET CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2001 (UNAUDITED)

1. BASIS OF PRESENTATION

    The condensed consolidated financial information presented as of September 30, 2001 and for the three month and nine month periods ended September 30, 2001 and 2000 is unaudited, but in the opinion of DSET Corporation's ('DSET' or the 'Company') management, contains all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of September 30, 2001, the results of its operations for the three month and nine month periods ended September 30, 2001 and 2000, and its cash flows for the nine month periods ended September 30, 2001 and 2000. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements and accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000. The December 31, 2000 balance sheet data contained in this Form 10-Q/A was derived from audited financial statements, but does not include the disclosures required by generally accepted accounting principles.

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

    All share and per share amounts in this Form 10-Q/A have been adjusted retroactively to reflect the one-for-four reverse stock split.

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

GOODWILL

    The Company amortizes goodwill using a straight-line method over an estimated useful life of five years. The Company periodically assesses the realizability of the asset based on estimated future cash flows. Accumulated amortization was $162,000 as of September 30, 2001 and $442,000 as of December 31, 2000. In June 2001, the Company decided to discontinue the sale of certain products. As a result, the Company recognized an asset impairment for the goodwill related to the discontinued products. In September 2001, the Company determined that the estimated undiscounted future net cash flows for certain additional products are less than the carrying value of the goodwill for these products. Accordingly, the Company has recorded an impairment equal to the difference between the carrying value and the estimated undiscounted future net cash flows (see Note 7).

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

    The total remaining restructuring accrual inclusive of termination benefits and non-refundable lease payments at September 30, 2001 is approximately
$2.5 million as summarized as follows:

Severance (expected to be paid out in fourth quarter
  2001).....................................................  $  203,000
Other cash items (expected to be paid out in fourth quarter
  2001).....................................................     150,000
Rent ($150,000 expected to be paid out in fourth quarter
  2001).....................................................   1,300,000
Equipment leases ($81,000 expected to be paid out in fourth
  quarter 2001).............................................     812,000
                                                              ----------
    Total accrued restructuring reserve at September 30,
      2001..................................................  $2,465,000
                                                              ----------
                                                              ----------

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

9. EMPLOYEE STOCK PURCHASE PLAN

    On June 13, 2001, the Company adopted an Employee Stock Purchase Plan ('ESPP') under Section 423 of the Internal Revenue Code. The ESPP was effective July 1, 2001. Under the ESPP, eligible employees are provided an opportunity to purchase shares of the Company's common stock through regular payroll deductions. The total number of shares of common stock that are authorized for issuance under the ESPP is 250,000. Employees are given an opportunity to purchase shares of common stock during consecutive six month periods, and the right to purchase shares will expire on the last day of the six month period. The purchase price for shares offered under the ESPP for the first plan period ending December 31, 2001 was equal to a percentage designated by the compensation committee of the Board of Directors (not less than 85%) of the lower of the closing price of the Company's common stock on June 29, 2001 or December 31, 2001 as reported on the Nasdaq National Market. For each subsequent six month period, the purchase price for shares offered under the ESPP will be equal to a percentage designated by the compensation committee of the Board of Directors (not less than 85%) of

                       DSET CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         SEPTEMBER 30, 2001 (UNAUDITED)

the lower of the fair market value of the Company's common stock at the commencement or termination of the six month period. The ESPP will expire on July 1, 2005.

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

FORWARD-LOOKING STATEMENTS

    Statements contained in this Form 10-Q/A that are not based on historical fact are 'forward-looking statements' within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology such as 'may,' 'will,' 'should,' 'expect,' 'estimate,' 'anticipate,' 'continue,' or similar terms, variations of such terms or the negative of those terms. Such forward-looking statements involve risks and uncertainties, including, but not limited to:
(i) the substantial variability of the Company's quarterly operating results,
(ii) the Company's dependence on the rapidly evolving telecommunications industry, (iii) rapid technological change in the Company's industry,
(iv) uncertainty in the Company's customers' cash flow and external financing environment, (v) the limited number of customers for a significant portion of the Company's revenue, (vi) risks associated with market acceptance of the Company's gateways and other products and services, (vii) risks associated with intense competition in the industry, including competition for qualified technical personnel, (viii) the buying patterns of the telecommunications providers and other potential customers, (ix) the ongoing risk that telecommunications providers and other potential customers will not get expected funding and (x) risks associated with acquisitions of businesses by the Company, including risks relating to unanticipated liabilities or expenses or lower than expected revenues of such acquired businesses. The success of the Company depends to a large degree upon increased demand by Telecom Service Providers for its products and services and if the Company's contemplated merger with ISPSoft is consummated, the market for Internet Protocol (IP) provisioning software. As a result of such risks and others expressed from time to time in the Company's filings with the Securities and Exchange Commission, the Company's actual results may differ materially from the results discussed in or implied by the forward-looking statements contained herein.

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

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

    Revenues. Total revenues decreased by 80.7% to $8.0 million in the nine months ended September 30, 2001 from $41.7 million in the nine months ended September 30, 2000. License revenues decreased by 92.2% to $2.3 million in the nine months ended September 30, 2001 from $30.1 million in the nine months ended September 30, 2000. This decrease was attributable to a drastic downturn in the telecom industry, especially in our market niche, resulting in a reduction in orders by prospective customers due to poor operating results of the CSPs and the absence of available funding from capital markets to these prospective customers. Service revenues decreased 50.8% to $5.7 million in the nine months ended September 30, 2001 from $11.6 million in the nine months ended
September 30, 2000. This decrease was attributable to a $3.0 million decrease in LNP custom projects and maintenance, a $2.2 million decrease in Network Solutions revenue and a $700,000 decrease in Carrier Solutions service revenue. The Company transitioned from the Network Solutions and LNP business in 2001 to concentrate on the Carrier Solutions business. Revenues recorded using the percentage of completion method of contract accounting amounted to $100,000 in the nine months ended September 30, 2001 as compared to $6.2 million in the nine months ended September 30, 2000 ($300,000 for Network Solutions; $2.5 million for LSMS/LNP; and $3.4 million for Carrier Solutions). The percentage of completion method is used to recognize revenue the first time that a gateway or other custom product is ordered. After the product has been designed, engineered, programmed, tested, and accepted by the customer, subsequent sales of the product to other customers are recognized as license revenues because significant additional customization or modification is not required. Trading Partner Network implementation service revenue increased to $1.4 million in the nine months ended September 30, 2001 as compared to $681,000 in the nine months ended September 30, 2000. Maintenance for Gateways increased to $2.9 million in the nine months ended September 30, 2001 as compared to $900,000 in the nine months ended September 30, 2000.

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

    Bad debt expense. Bad debt expense decreased to approximately $987,000 in the nine months ended September 30, 2001 from approximately $5.8 million in the nine months ended September 30, 2000. The decrease was due to the high volume of allowances in year 2000, and the relatively low volume of sales and receivables in 2001. The bad debt expenses recognized in the nine months ended
September 30, 2001 consisted of the following components: recognition of bad debt expense due to customers that discontinued projects or stated their intention not to pay ($497,000), a customer that did not fulfill its payment program after resolving outstanding disputes ($252,000) and the declaration of bankruptcy by two customers ($236,000). Bad debt expense as a percentage of sales was 12.3% in the nine months ended September 30, 2001 as compared to 13.9% in the corresponding period in the previous year. The $5.8 million expense of 2000 was composed of the uncertainty of funding for CSPs ($3.0 million), a major customer declaring bankruptcy ($1.6 million) and settlement of a dispute with a customer with a reserve for future credits that may be granted to that customer ($1.2 million).

    Set forth below is a schedule comparing the company's bad debt expenses recorded with the periods in which the corresponding revenue was recognized:

             BAD DEBT EXPENSE RELATED TO QUARTER REVENUE RECOGNIZED
                             (DOLLARS IN THOUSANDS)

                                                              REVENUE RECOGNIZED
                                  --------------------------------------------------------------------------
                                  Q2 '99   Q3 '99    Q4 '99    Q1 '00    Q2 '00    Q3 '00    Q4 '00   Q1 '01
                                  ------   ------    ------    ------    ------    ------    ------   ------
Total revenue...................  $9,118   $12,909   $15,126   $11,598   $16,234   $13,867   $5,343   $3,415
Total Q1 '01 bad debt expense...  $  101   $   146   $    55   $ --      $   134   $     4   $ --     $ --
Total Q2 '01 bad debt expense...  $   30   $    63   $   214   $     4   $    95   $    96   $   23   $   20
Total Q3 '01 bad debt expense...  $ --     $ --      $ --      $ --      $ --      $ --      $ --     $    1

                                     REVENUE RECOGNIZED
                                  -------------------------
                                  Q2 '01   Q3 '01    TOTAL
                                  ------   ------    -----
Total revenue...................  $2,616   $2,015   $92,241
Total Q1 '01 bad debt expense...  $ --     $ --     $   440
Total Q2 '01 bad debt expense...  $ --     $ --     $   545
Total Q3 '01 bad debt expense...  $ --     $ --     $     1

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

    The Company has made, in connection with its pending merger, a series of loans to ISPSoft Inc. totaling $2,250,000 as of September 30, 2001 with additional loans in October 2001. ISPSoft, since its inception, has incurred substantial losses and expects to incur operating losses for the foreseeable future. Although ISPSoft has announced the commercial availability of certain products, because of its limited operating history, ISPSoft cannot predict its success in the marketplace. Additionally, ISPSoft may not be able to obtain other sources of financing, if its merger with DSET is not completed. Accordingly, DSET will be required to reassess the collectibility of these loans if the merger between DSET and ISPSoft is not completed.

    The net proceeds received by the Company upon the consummation of its initial public offering in March 1998, pending specific application, were invested in short-term, investment-grade, interest-bearing instruments and have been used to finance operations.

    The Company's most recent reduction in staff and its additional restructuring activities taken in October 2001 should reduce total monthly expenses by approximately $800,000. These cost reduction measures should primarily reduce monthly operating expenses for research and product development expenses by approximately $270,000, sales and marketing expenses by approximately $230,000, fixed cost of sales expenses by approximately $200,000 and other general and administrative expenses by approximately $50,000. By the first quarter of 2002, this lower spending is expected to reduce quarterly operating cash requirements by approximately $2.3 million and should result in future total operating cash expenses of between $3.0 million and $3.5 million per quarter. Assuming no growth in revenues over current levels ($2.0 million in the third quarter of 2001), it is estimated that net operating cash requirements will be between $1.0 and $1.5 million per quarter.

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

                                           DSET CORPORATION

                SIGNATURE                                  TITLE                         DATE
                ---------                                  -----                         ----
     By:  /s/ WILLIAM P. MCHALE, JR.        President and Chief Executive         December 11, 2001
 .........................................    Officer (Principal Executive
          WILLIAM P. MCHALE, JR.              Officer)

       By:    /s/ BRUCE M. CROWELL          Vice President and Chief Financial    December 11, 2001
 .........................................    Officer (Principal Financial and
             BRUCE M. CROWELL                 Accounting Officer)