Form 10-K/A
period 2000-12-31
DSET CORP
filed 2001-12-19
CIK 1052196

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

________________________________________________________________________________

                                EXPLANATORY NOTE

The Registrant hereby further amends its Annual Report on Form 10-K for the period ending December 31, 2000 and as previously amended on December 11, 2001 with the filing of its Form 10-K/A, solely to correct a clerical error on the page thereof entitled "Report of Independent Accountants." Such Report of Independent Accountants should have reflected a location of "New York, New York" and a date of "December 11, 2001." A revised "Report of Independent Accountants," reflecting the corrected location and date, is included herein.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 19th day of December, 2001.

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

                SIGNATURE                                    TITLE                         DATE
                ---------                                    -----                         ----
        /s/ WILLIAM P. MCHALE, JR.          President, Chief Executive Officer and
 .........................................    Chairman of the Board of Directors
         (WILLIAM P. MCHALE, JR.)             (Principal Executive Officer)            December 19, 2001

           /s/ BRUCE M. CROWELL             Chief Financial Officer (Principal
 .........................................    Financial and Accounting Officer)
            (BRUCE M. CROWELL)                                                         December 19, 2001

           /s/ ANDREW D. LIPMAN             Director
 .........................................
            (ANDREW D. LIPMAN)                                                         December 19, 2001

            /s/ C. DANIEL YOST              Director
 .........................................
             (C. DANIEL YOST)                                                          December 19, 2001

          /s/ JACOB J. GOLDBERG             Director
 .........................................
           (JACOB J. GOLDBERG)                                                         December 19, 2001

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

New York, New York
December 11, 2001