Form 10-K
period 2001-12-31
DSET CORP
filed 2002-04-01
CIK 1052196

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                         COMMISSION FILE NUMBER 0-23611

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

                                 (908) 526-7500
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes:__X__ No: ______

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    State the aggregate market value of the voting common stock held by non-affiliates of the registrant: $ 2,231,471 at March 1, 2002 based on the last sales price on that date.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 1, 2002:

                    CLASS                                     NUMBER OF SHARES
                    -----                                     ----------------
          Common Stock, no par value                             5,082,402

    The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

________________________________________________________________________________

                               TABLE OF CONTENTS

          ITEM                                                                PAGE
          ----                                                                ----
PART I      1.  Business....................................................   3

            2.  Properties..................................................   23

            3.  Legal Proceedings...........................................   23

            4.  Submission of Matters to a Vote of Security Holders.........   23

PART II     5.  Market for the Company's Common Equity and Related
                  Stockholder Matters.......................................   24

            6.  Selected Financial Data.....................................   25

            7.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................   27

           7A.  Quantitative and Qualitative Disclosures About Market
                  Risk......................................................   41

            8.  Financial Statements and Supplementary Data.................   41

            9.  Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure..................................   41

PART III   10.  Directors and Executive Officers of the Company.............   42

           11.  Executive Compensation......................................   42

           12.  Security Ownership of Certain Beneficial Owners and
                  Management................................................   42

           13.  Certain Relationships and Related Transactions..............   42

PART IV    14.  Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K.......................................................   42

SIGNATURES..................................................................   43

EXHIBIT INDEX...............................................................   44

FINANCIAL DATA AND SCHEDULES................................................  F-1

                                     PART I

ITEM 1. BUSINESS.

GENERAL

    DSET Corporation develops and markets service-provisioning and electronic-bonding solutions for use by telecommunications providers around the world. Our Universal Provisioning eXchange ('UPX') software platform enables any service provider to provision, activate, and manage services such as Internet Protocol ('IP') based virtual private networks ('VPNs') in complex multi-vendor network environments. We also offer a family of software solutions for competitive service providers that enable them to exchange information with other telecommunications service providers to reduce the time necessary to provision new voice and data services for their customers.

    1999 and 2000 were years of unprecedented demand for all types of communications products and services. Companies in the telecommunications industry had access to and utilized abundant sources of investment capital. 2001 saw a dramatic decline in the availability of such capital and in turn, the spending by competitive service providers, which had an equally negative effect on our financial results. Our sales dropped from $47.0 million in 2000 to $9.9 million in 2001, and our net loss for 2001 was $33.3 million. 2001 can be characterized as a year of survival and retrenchment for the industry, with the contraction of the competitive telecommunications sector severely impacting hardware and software vendors that had previously experienced substantial growth in revenues and profits. Virtually every company that remained in business, including DSET, had to reorganize. As a result, we incurred $15.7 million in restructuring and impairment charges last year.

    Even though the industry's changes have had a negative impact on our results, the merger with ISPsoft Inc. ('ISPsoft') in January 2002 marked the beginning of the next phase of a restructuring plan designed to align our operations and products with the current global telecommunications market. Recognizing that it is no longer sufficient to focus on competitive communications providers, we entered the IP provisioning market with products that can give customers new options for increasing their growth and profitability. Although we have not yet had any IP provisioning sales, we believe the worldwide market for IP services, and the technology critical to implementing those services, offers greater potential in the years ahead as compared to the electronic-bonding gateway business.

    Since 1998, our electronic-bonding (or interconnection) gateways have helped competitive communications providers throughout the United States to acquire and retain customers by automating the ordering of local loops and a variety of other services that are associated with local phone service. DSET gateways provide support for 911 service, local number portability, and calling-card and caller ID services. We continue to be a leading supplier in this field, and we have established a separate group within us dedicated to the continued development and maintenance of these gateway products. In recognition of the telecommunications industry's challenging fiscal environment, we continue to offer a broad suite of interconnection gateways to our existing customers as well as to other interested service providers in the United States under three distinct pricing models: a perpetual license, a monthly rental program and/or a hosted implementation via BizTelOne's American Clearinghouse Exchange. We believe that structuring our gateway business along these lines provides the best chance to achieve sustainable moderate growth for this product line.

    The expansion of our product line resulting from the merger with ISPsoft places DSET in a worldwide market that is just at the 'early adopter' stage of customer testing and initial utilization of the products. Today, VPNs are a flexible and cost-effective alternative to dedicated private networks for enterprises that need to connect computer systems over distances that can range from several miles to around the globe. Using various data-transport technologies, a VPN connects an enterprise's local computer systems over the public Internet or a private network, as needed for any function, at any time and for any length of time.

    The capabilities and economics of IP-based VPNs are making this type of service increasingly attractive to both service providers and enterprise customers. However, provisioning and activating IP-based VPNs is a very complex process. When done manually, this can be expensive and time-consuming.

The complexity arises from the need to deploy VPN service over many different types of network equipment with the necessary degree of security for the data being transported.

    Our UPX software platform is a unique, multi-service solution that enables providers to automate the deployment of IP VPNs across the public Internet, or across their own multi-vendor private network. UPX is a 'service-centric' product that makes it possible for providers to quickly activate services for customers at a significantly lower cost compared to manual provisioning. Service providers deploying UPX can have greater flexibility, scalability, and the rapid redefinition of services that are required to meet changing needs of their enterprise customers.

    We were incorporated in New Jersey in 1989. Our executive offices are located at 1160 US Highway 22, Bridgewater, New Jersey 08807, and our telephone number is (908) 526-7500. Our main development offices are located in Shrewsbury, New Jersey and Plano, Texas.

INDUSTRY

    Despite the problems that plagued the telecommunications industry in the second half of 2000 and 2001, this industry continues to be one of the largest industries in the world. Meeting the challenges of tightened funding, consolidation, and reorganization has also led service providers to seek new products from suppliers that will help them improve operational efficiency, increase revenues and lay the foundation for future growth.

    The market for electronic-bonding gateways in the United States, although still important to DSET, has become smaller as service providers continue to use technology already in place and reserve funds for products they see as more critical to growth and profitability. The eventual size of the gateway market in other countries is still unclear, and it is hard to predict how it will evolve in the years ahead.

    In sharp contrast to the gateway market, the potential in other areas of operations support system ('OSS') technology is substantial. OSSs span a wide range of functions -- from billing and ordering to provisioning and network management -- with the biggest challenge being the need to rapidly turn on and modify services across increasingly complex multi-vendor networks. However, most OSSs in place today are legacy systems using outmoded concepts rooted in the simpler structure of circuit-switched telecommunications technology. These systems are inadequate to accommodate the fast-evolving data networking paradigm that is transforming the world of communications. Modern OSSs need to be relatively inexpensive, easy to deploy and install, and readily adaptable for use with new network technologies.

    The architecture of today's communications networks has greatly compounded the complexity of many tasks, particularly provisioning and performance and fault management. In the past, provisioning, or turning on services, was dependent on relatively few protocols that defined the necessary interactions among network systems. These protocols were also slow to change. Today, such protocols are quickly changing and increasingly diverse, making the process of provisioning and modifying new services difficult, time-consuming, and costly. At the same time, OSS capabilities have been slower to evolve to meet the challenges of multi-protocol networks.

    Provisioning services based on the Internet Protocol are especially challenging, involve many types of network devices and issues such as the quality and security of services. This protocol is the set of instructions used to send data packets to their destinations over the public Internet. With the explosive use of the Internet for services such as e-mail, the transfer of large files, and teleconferencing, we believe IP technology has become key to service providers' plans for growing revenues. Accordingly, the demand is building for new systems to make the provisioning and management of IP-based services as rapid, efficient, and cost-effective as possible.

DSET'S PRODUCTS AND SERVICES

THE GATEWAY PRODUCT LINE

    The target market for our gateway products and services is comprised mainly of competitive service providers, or CSPs. There are various types of CSPs. Some CSPs offer local and long distance phone service as well as high-speed data services, Web hosting and Internet access. Commonly known as competitive local exchange carriers, or CLECs, some of the providers in this group also call themselves integrated communication providers. Companies that provide long-distance service are widely referred to as interexchange carriers, or IXCs, in the industry and they too have offered local phone service through a separate subsidiary or division. Cable companies that offer local phone service over their facilities can also be categorized as CSPs. In addition, there are utility companies that can be included in the CSP category because they are leveraging their customer bases and communications facilities to enter the market for local phone service. DSET estimates that there are approximately 150 CSPs in the United States that have been building some level of their own network. These CSPs are also known as facilities-based CSPs. There are many other competitive service providers that simply resell what the 'incumbents' have to offer, but they normally are not part of our targeted market.

    In general, all CSPs are competing against the 'incumbents,' an abbreviated reference to incumbent local exchange carriers, or ILECs. Most ILECs are the former Regional Bell Operating Companies formed by the breakup of AT&T in 1984. Another group of phone companies that predates the breakup of AT&T consists of rural local exchange carriers that provide local phone service in rural and smaller metropolitan areas.

    In the last year, as the telecommunications industry has experienced a dramatic downturn, the future of the market for competitive phone services has been called into question. We believe that there will continue to be a competitive phone services market, but that it will be substantially smaller than anticipated in the mid-to-late 1990's. Accordingly, while we also believe that our eight gateway products and related services are essential to a competitive provider's success, the number of potential customers will not be as large as expected.

GATEWAY PRODUCTS

EZPREORDER

    The ezPreOrder gateway automates the initial phase of transitioning customers to CSPs from trading partners such as Ameritech, BellSouth, Pacific Bell, Qwest, SBC, and Verizon. ezPreOrder, which substantially reduces order turn-around intervals and operating costs, automates functions that include the retrieval of customer service records ('CSRs') from ILECs, address validation, telephone-number reservation, and xDSL loop qualification.

EZLOCAL

    The ezLocal ordering gateway is the electronic-bonding software most widely used by CSPs in the United States to submit local service requests ('LSRs') to trading partners, typically the former Regional Bell Operating Companies. ezLocal automates the ordering of local loops and related services, including 411 directory service.

EZNUMBERPORT

    The ezNumberPort gateway enables local number portability ('LNP') by automating interconnection between CSPs and the eight regional Number Portability Administration Centers ('NPACs') in the United States and Canada. Mandated by the Telecommunications Act of 1996, LNP allows a customer switching from an ILEC to a CSP to retain the same telephone number, which requires that the incumbent carrier and the customer's new provider exchange data with one or more NPACs. Widely deployed by CSPs in the United States, ezNumberPort helps a provider automate activation of local service at ported numbers by electronically interconnecting with the appropriate NPACs, which are managed by NeuStar, Inc.

EZACCESS

    The ezAccess gateway gives CSPs greater flexibility and ease of implementation for electronic processing of access service requests ('ASRs'). Service providers must exchange ASRs to order and subsequently provision network facilities such as high-speed data links. Many larger providers that offer to lease high-capacity facilities require electronic submission of ASRs instead of by fax or e-mail, making ezAccess capabilities especially important for competitive service providers. The full send and receive capabilities of ezAccess automate the ASR process for ILECs, IXCs, CLECs, and carriers that wholesale transmission facilities to other providers.

EZTROUBLEADMIN

    The ezTroubleAdmin gateway automates the flow of trouble-ticket data between competitive carriers and the ILECs or IXCs with which they interconnect, potentially at much less cost compared to manual trouble-ticket management. ezTroubleAdmin expedites the resolution of problems that affect a competitive carrier's customers but which may be caused by some failure in a trading partner's systems or facilities. In addition to entering new trouble tickets, the front-end OSS is used for reviewing and updating the status of trouble tickets, as well as for authorizing billable activities, closures, and cancellations.

EZ911

    The ez911 gateway automates the transfer of customer information from competitive carriers to a national service bureau that distributes this information among the local databases that facilitate 911 service. These databases provide the name and address associated with a 911 caller's telephone number for the personnel at the Public Safety Answering Points ('PSAPs') who respond to 911 calls and then notify fire departments, police departments, or ambulance services as required.

EZCALLINGCARD

    The ezCallingCard gateway automates updating the databases at Illuminet, Inc., a national service bureau, to ensure that calling card, collect calls, and calls billed to third-party numbers operate correctly after customers switch their telephone service to a CSP.

EZCALLER ID

    The ezCallerID gateway supports updating the databases at Illuminet, Inc., a network service bureau used to provide enhanced caller ID service.

GATEWAY SERVICES

    As a complement to our gateway solutions, we offer a suite of related services that can move customers forward in the marketplace quickly and cost-effectively. These services are provided by us although customers can choose to have certain of these services performed by a system integrator of their choice.

1. Implementation Services

    a. Installation.

        Our experienced field engineers are available to install the gateways that a customer has purchased in their production environment, helping customers to realize the benefits of electronic-bonding as quickly as possible.

    b. Configuration.

        We can customize gateway interfaces to assist in ensuring that our products operate smoothly in a customer's OSS environment.

    c. Interoperability Testing

        Our field engineers can assist customers with interoperability testing to facilitate smooth integration with the customer's order management system and the appropriate trading partners' systems.

2. Ongoing Support and Maintenance Services

    a. Technical Support.

        We provide remedial technical support that includes problem identification and notification, work-around solutions, temporary software patches and bug fixes for our gateway products.

    b. Software Upgrades.

        We provide enhancements and patches for its gateway products that address problems reported by customers, as well as new releases that improve core functionality. These product upgrades do not include releases that contain newly developed components with functionality that did not exist in the original product or which address changes dictated by third party suppliers (i.e., BEA, Mercator, Oracle, Sun) whose products are used in combination with our gateways.

    c. Change Management

        The major responsibility of our change-management team is staying abreast of industry developments that have a general impact on our electronic-bonding gateways and the resulting implications for our customers. We make software modifications in response to changes initiated by industry standards groups, or incumbent carriers and respond directly to requests from competitive carriers that have deployed our gateways. In virtually every instance, our change-management team can help a client implement necessary software modifications in a matter of days, whether the changes are initiated by an individual trading partner or result from the adoption of new industry-wide standards.

THE IP PROVISIONING/ACTIVATION PRODUCT LINE

    For service providers, success in the global market for IP-based services demands flexible provisioning and activation solutions capable of supporting multiple services in a multi-vendor operations environment. Such solutions must also be highly scalable and robust, with the flexibility to meet fast-changing market needs.

    In today's telecommunications environment, manual IP provisioning is slow, costly and prone to errors. Even provisioning a small IP-based virtual private network can be time-consuming. Manual provisioning also requires constant attention by highly skilled personnel attuned to the numerous difficulties that can arise from changes in vendor products and industry standards.

THE UPX PLATFORM

    Our Universal Provisioning eXchange ('UPX') software platform (acquired in the merger with ISPsoft) is a carrier-grade solution carefully designed to support all of the capabilities indispensable for fast, cost-effective IP provisioning. UPX is highly scalable, standards-based, robust, and flexible. It enables rapid, network-wide, and error-free flow through provisioning of IP-based VPNs for multi-vendor networks. UPX enables seamless integration into an OSS environment by means of open interfaces into order-entry, billing, and inventory management systems. UPX architecture provides a rich modeling of service applications and drivers for communicating with all of the network elements that have to be provisioned and managed.

UPX-IPSec QoS VPN

    Built on the UPX platform, the UPX-IPSec QoS VPN application enables carriers to rapidly activate and deploy VPNs with Quality of Service ('QoS') capability to provide guaranteed levels of IP service over broadband networks. The product also offers the security ('IPSec') essential for IP-based communications.

UPX-QoS MPLS VPN

    The UPX-QoS MPLS VPN application automates the deployment of highly secure VPNs with multiprotocol label switching ('MPLS') technology. Support for MPLS technology on our UPX platform helps service providers to quickly define multiple alternatives for deploying Layer 3 VPNs.

NCX-Router Management

    Currently under development as part of our UPX platform suite, the NCX-Router Management application is an automated IP routing-protocol configuration tool that provides an innovative approach to the complex task of router configuration. Rather than taking a 'device-centric' view, NCX-Router Management sees the router as an intrinsic part of the network to facilitate determining optimum router configurations. This is a key aspect of achieving superior quality and economy in network operations to meet technical and business imperatives.

    Through February 28, 2002, we (or ISPSoft) had not generated any revenues from the IP Provisioning/Activation product line.

PRODUCT DEVELOPMENT AND TECHNOLOGY

    DSET has been a supplier of leading-edge technology for the telecommunications industry since the Company was founded in 1989. Our first products were software development tools that have been employed around the world to build applications integral to the operation and management of a wide range of advanced network equipment. Initially built with our own software tools and proprietary platform, our gateways became the most widely used solutions for electronically interconnecting competitive service providers and their trading partners. In the course of our corporate evolution, we have gained extensive experience with network management products that must operate in multi-protocol and multi-vendor environments, giving us a core of expertise that we believe will be of great value as we go forward with our gateway and IP provisioning products.

    Our gateway product development efforts continued in 2001, even with our reduced staffing levels. We have also completed our development efforts on our next generation interconnect platform, which is J2EE and XML based.

    Our UPX solution has a flexible, layered architecture designed to overcome the many complexities of IP provisioning and service activation. The J2EE/XML software technology on which UPX is based helps to make the product highly scalable. CORBA interface support provides open interfaces for easy integration with existing OSS infrastructures. The UPX provisioning workflow is streamlined by service mapping that defines the service to be provisioned and initiates all the required steps down to the network element level.

CUSTOMERS

    We have sold our gateway products and services to a large group of competitive service providers for implementing in their trading partner networks. Below is a partial list:

CLECS               RURAL LECS            CABLE      UTILITIES            DLEC
-----               ----------            -----      ---------            ----
Allegiance Telecom  ALLTEL                Cox Comm.  Cavalier (Conectiv)  Network
Bell Intrigna       CenturyTel                       TXU Comm.            Access Solution
Birch Telecom       Citizens Comm.
Broadview Networks  Iowa Telecom
Business Telecom    Madison River Comm.
Caprock (McLeod)    TDS Metrocom
Choice One Comm.
CoreComm Comm.
CTSI
e.spire
eXpetel
Fairpoint Comm.
Focal Comm.
Mpower Comm.
Network Telephone
New South
NuVox
WinFirst

    We anticipate that our ongoing results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers.

    In 2001 we did not concentrate sales efforts in the international market for our existing or developing gateway products. We believe the addition of the UPX platform provides us with a suite of products that can be marketed to the international community, and although to date we have no UPX customers, in North America or abroad, we are signing on partners, and intend to market both directly and through these partners, the UPX platform to North American and international communications service providers.

SALES AND MARKETING

    In response to the significant downturn in revenues that we experienced in 2001, we have implemented sales programs which offer extended payment terms. Under our 'Pay as You Grow' and Gateway Rental programs, we receive either guaranteed minimum payments on a monthly cycle or payment prior to the date services are to be performed. We believe this will lead to predictable cash flows from customers and less credit risk because we can terminate services for non-payment.

    A key part of our restructuring effort over the past year has been to organize two distinct sales and marketing groups, one dedicated to electronic-bonding gateways and the other to our new IP provisioning software. The common denominator between these two groups is that each has the task of establishing us as the low-cost supplier of choice in their respective sectors. Our sales and sales support group currently consists of five people.

SALES STRATEGIES

KEY STRATEGIES FOR THE GATEWAY PRODUCT LINE

    We strive to be a low cost provider of our gateway products by offering advantageous terms, including month-to-month rental programs. In October 2001, we announced our rental program designed to permit CSPs to obtain the use of our software and related services on a month-to-month rental plan, with a 90-day cancellation clause. The DSET Gateway Rental Program lowers the perceived risk of buying software, by encouraging CSPs to use our solutions, as an alternative to major capital expenditures. This plan started to generate orders from existing and new customers in December 2001 and continues into 2002.

BizTelOne (Gateway Clearinghouse)

    In December 2001, we entered into a strategic partnership with BizTelOne Inc. to create a clearinghouse called the American Communications Exchange ('ACX'). The ACX is intended to provide CSPs with an outsourced alternative to in-house deployment of our gateways for electronically submitting orders to ILECs.

KEY STRATEGIES FOR THE IP PROVISIONING/ACTIVATION PRODUCT LINE

    In addition to updated versions of our electronic-bonding gateways, we will offer current and new customers our UPX solutions. We have established a direct sales organization in the United States and are building alternative distribution channels and value added resellers to market our suite of IP provisioning and activation products, internationally. We also continue to establish alliances with other OSS software vendors in the telecommunications market under joint selling/marketing arrangements or reseller agreements for the distribution of our products. Our goal for the first half of 2002 is to secure trials of these products. UPX solutions are available under a variety of pricing programs, including our usage-based 'Pay as You Grow' plan.

    Our entire sales and marketing strategy involves substantial risk. There can be no assurance that we will be successful in implementing our strategy or that it will lead to achievement of our objectives. Also, we cannot be certain that some partners will not attempt to partner with our competitors or develop or acquire products or services that compete with DSET's offerings. Any inability to maintain our strategic relationships or to enter into additional strategic relationships may have a material adverse effect on our business. If we are unable to implement our strategy effectively, our business will be materially adversely affected. To date, we have not sold any UPX solutions.

RESEARCH AND PRODUCT DEVELOPMENT

    In the past we have been an innovator and leader in the development of telecommunications software, embracing new technologies and evolving industry standards to meet the rapidly changing demands of customers and the marketplace. Through the merger with ISPsoft, we acquired certain research and product development capabilities. While we expect that new applications will be developed internally, we may, based on timing and cost considerations, continue to acquire companies or license technologies, products or applications to enhance or complement our own technologies or product offerings.

    In 2002, our research and product development efforts will focus on: (1) maintaining and upgrading our core products, (2) refining and continuing to develop our IP-based products and (3) researching and developing new applications for new markets as the opportunities arise. We believe this focus will maximize the features and operability of our existing gateways and continue to enhance and develop our IP provisioning products while also minimizing time to market for our products and operational delays for customers. We employ highly qualified engineers and utilize our development and program capabilities to efficiently manage design and integration processes that shorten product introduction lead times. Our main development centers are located in Plano, Texas, and Shrewsbury, New Jersey. Most of our research and product development personnel hold engineering and other advanced technical degrees. Our research and product development expenditures were approximately $9.7 million, $18.5 million and $11.0 million in 2001, 2000 and 1999, respectively. We expect our research and product development expenditures to decrease in 2002 as we attempt to conserve cash resources.

EMPLOYEES

    As of December 31, 2001, we had a total of 47 employees, of which 14 were in engineering and technical support, 10 in professional services, 7 in sales and marketing and 16 in administration, finance, network support and operations. On January 31, 2001, as a result of the merger with ISPsoft, we acquired an additional 47 employees. As of February 28, 2002 we had a total of 92 employees, of which 46 are in engineering and technical support, 10 in professional services, 14 in sales and marketing and 22 in administration, finance, network support and operations. Our future performance depends significantly upon the continued efforts of our management, key product and application engineers, and sales and technical sales support personnel. Competition for personnel is intense and there can be no assurance that we will be successful in attracting or retaining such personnel in the future. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We have not experienced any work stoppages and consider employee relations to be good.

COMPETITION

    The market for our products and solutions is intensely competitive, subject to rapid change, and significantly affected by third-party funding to our potential clients, new product introductions and other market activities of industry participants. To maintain and improve our competitive position, we must continue to develop and introduce, on a timely and cost-effective basis, enhanced products, features and services that keep pace with the evolving needs of our customers. We believe that the principal competitive factors in the market for our product solutions include:

     breadth and depth of solutions offered;

     product quality and performance;

     strength of core technology;

     ability to install and implement solutions;

     reliable customer support;

     strong relationships with business partners and alliances;

     continued building of a base of satisfied and referable customers; and

     product price.

GATEWAY PRODUCT LINE

    While there can be no assurance that we will be able to compete effectively, we believe that our gateway products and services differentiate us in the marketplace. Our customers in the gateway market can be divided into two groups: customers who want to deploy gateways in their own IT departments and those who prefer to access gateways through an outsourced provider. We have solutions that meet the needs of both sets of customers.

IN-HOUSE IT SHOPS

    In this space, customers desire direct control of their systems, usually on premises they own or lease. They do not want to share access to the software with other service providers and generally have a medium to large volume of transactions to process through their gateways. Our main competitors in this area include Nightfire and Quintessent.

OUTSOURCING SOLUTIONS

    Some customers either do not have a large enough volume of transactions to justify in-house deployment of gateways or perceive other benefits in shared or service-bureau access to gateway capabilities. These benefits can include lower cost, especially for in-house resources, and shorter-term commitments for services. Our clearinghouse solution, which is based on a partnership with BizTelOne Inc., provides CSPs with such an efficient and cost-effective, outsourced alternative. Our main competitors in this area include Illuminet (which uses Quintessent's gateway products), Accenture, Nightfire, Telcordia Technologies and NeuStar, Inc.

IP PROVISIONING/ACTIVATION PRODUCT LINE

    Potential competition for our UPX products comes from three industry segments. The first is equipment vendors such as Cisco, Nortel and Lucent. These vendors typically provide some management tools with their equipment that could compete with UPX. The second group of competitors is established third-party vendors of operations support systems such as Orchestream, Syndesis, Dorado and CPlane. Our competition also comes from in-house systems that various large service providers have built for internal use.

    Some of our competitors have longer operating histories and greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base. These competitors could also bundle existing or new products with other, more established products as a competitive strategy. Our focus on IP-based operations support system products may be a disadvantage in competing with vendors that offer a broader range of products. Moreover, as the automated provisioning market develops, a number of companies with significantly greater resources than ours could attempt to increase their presence in this market by acquiring or forming strategic alliances with our competitors or business partners. Because there are relatively low barriers to entry into the software market, we expect additional competition from other established and emerging companies. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could materially and adversely affect our business, operating results and financial condition.

    One key differentiator for us is UPX's flexibility for service modeling. A service model completely defines a particular service and all of the provisioning actions that must be performed for that service. UPX can thus make it much easier for providers to activate services for customers at significantly less cost compared to other provisioning products and technologies.

    In addition, the automated provisioning market is characterized by rapid technological advances, changes in customer requirements, and evolving industry standards for computer hardware and software. The introduction of products based on new technologies and the emergence of new industry standards may render our existing or planned products obsolete or unmarketable, particularly because the targeted market is at an early stage of development. There is no assurance that we will be able to compete successfully against current and future competitors, and failure to do so would seriously harm our business, financial condition and results of operations.

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

    We do not presently know of any additional risks and uncertainties that are currently deemed material and which may also impair our business operations and financial results. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our Common Stock could decline and we may be forced to consider additional alternatives, including bankruptcy.

    This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this Annual Report on Form 10-K.

WE HAVE INCURRED SUBSTANTIAL LOSSES IN 2001, EXPECT TO CONTINUE TO INCUR ADDITIONAL LOSSES IN THE FUTURE AND WILL NOT BE SUCCESSFUL UNTIL WE REVERSE THIS TREND

    DSET recently, and ISPsoft since inception, have incurred substantial losses. We expect to incur operating losses for the foreseeable future.

    Changes in the telecommunications industry have resulted in significant decreases in our revenue. For the year ended December 31, 2001, we incurred net losses of approximately $33.3 million.

    If sufficient funds are available, we expect to increase our spending as we continue to expand our product offerings and commercialization activities. We will be dependent, in part, on the return of the market for OSS interconnection products and services, as well as acceptance of the IP provisioning products and services. As a result, we will need to generate significant revenues before we will be able to return to profitability.

    Our IP provisioning products and services have only recently been commercially available and have only seen limited opportunities to test them in the marketplace. As a result, we have no basis on which to evaluate whether the market will embrace these products, nor do we have any basis to evaluate whether we will be able to effectively develop, market and sell additional products and services. A lack of customer acceptance of these and any future products would substantially harm our business.

WE MAY REQUIRE SUBSTANTIAL FINANCING TO CONTINUE OPERATIONS WHICH MAY BE DIFFICULT TO OBTAIN AND MAY DILUTE OUR EXISTING OWNERS' INTERESTS

    We will need significant financing to grow our business. Historically, we have operated with cash from our initial public offering and cash flow from operations. The cash balance has decreased substantially to approximately $13.0 million as of December 31, 2001 from approximately $35.1 million as of December 31, 2000. Subsequently and in connection with our merger with ISPsoft, we incurred or expect to incur additional cash expenditures of approximately $3.7 million through the end of the first quarter of 2002 for acquisition, legal, accounting and financial advisory fees and other integration costs. In addition, we may incur other additional unanticipated merger costs that may require further cash outlays. Some of these nonrecurring costs will increase cash expenditures and may impact our ability to continue to fund our operations. The ability of the newly acquired IP provisioning products and services to contribute to operating revenues is uncertain since there have been no significant revenues from this product line to date. Based on our plan, we believe that our existing available cash and cash equivalents may not be adequate to satisfy current and planned operations for the next 12 months. Additionally, we expect that we may require additional financing prior to our return to profitability.

    If we cannot raise more funds, we could be required to reduce our capital expenditures, scale back our research and product development plans, reduce our workforce, license to others products or technologies we would otherwise seek to commercialize ourselves, sell certain assets, and seek bankruptcy protection.

    We may seek additional funding through collaborative arrangements, borrowing money and by the sale of additional equity securities. Any sales of additional equity securities are likely to result in further dilution to our existing shareholders. Further, if we issue additional equity securities, the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. Alternatively, we may borrow money from conventional lenders, possibly at high interest rates, which may affect the value of your holdings. Despite our efforts, funding may not be available to us at all or only on terms that are unacceptable to us. We also could be required to seek funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products which we would otherwise pursue on our own.

THERE IS A SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

    Beginning in the fourth quarter of 2000 and continuing through the fourth quarter of 2001, we experienced negative cash flows from operations and substantial declines in our revenues. For the year ended December 31, 2001, revenue was $9.9 million compared to $47.0 million for the year ended December 31, 2000. Additionally, we recognized $15.7 million in restructuring and impairment charges during 2001 related to certain asset impairments and severance payments to reduce headcount. As a result of these events, we have expended $22.1 million of cash and cash equivalents during 2001 to fund our operations. Our ability to return to profitability and ability to generate positive cash flows from operations will have a significant impact on the period through which our existing cash will be sufficient to fund operations. Based on our plan, which included the merger with ISPsoft and the resulting cash requirements for operations, we believe that our existing available cash and marketable securities may not be adequate to satisfy current and planned operations for the next 12 months. Additionally, we expect that we may require additional financing prior to our return to profitability. All of these factors raise a substantial doubt as to our ability to continue as a going concern. If we cannot sufficiently improve our profitability or raise more funds at acceptable terms, we could be required to further reduce our capital expenditures, reduce our workforce and possibly explore additional alternatives including seeking bankruptcy protection.

THE LIQUIDITY OF OUR COMMON STOCK COULD BE ADVERSELY AFFECTED IF WE ARE DELISTED FROM THE NASDAQ NATIONAL MARKET

    On February 14, 2002, we received notification from the Nasdaq Stock Market, Inc. ('Nasdaq') that our common stock had not maintained the minimum market value of publicly held shares for the 30 days prior to the date of notification and we would have ninety (90) days (until May 15, 2002) to regain compliance. Additionally, on March 5, 2002, Nasdaq notified us that our common stock had failed to maintain a minimum bid price of $1.00 per share for the 30 days prior to the date of notification and we would have ninety (90) days (until June 3, 2002) to regain compliance. We cannot guarantee that we will regain and then, maintain compliance with the Nasdaq regulations or that our common stock will not be delisted from the Nasdaq National Market. In the event that we are delisted from the Nasdaq National Market, we would attempt to trade on either the Nasdaq SmallCap Market or the OTC Bulletin Board. A delisting from the Nasdaq National Market may have a material adverse effect on our stock price and our ability to raise capital through the issuance of additional equity. If our common stock trades on the OTC Bulletin Board, we will be ineligible to use Form S-3 to register shares of our common stock with the SEC, therefore, making it more expensive to register shares of our common stock. In the event our common stock is traded on the OTC Bulletin Board, it would become subject to certain securities law restrictions requiring broker/dealers who recommend low-priced securities to persons (with certain exceptions) to satisfy special sales practice requirements, including making an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction. The securities laws also require additional disclosure in connection with any trades involving low-priced stocks (subject to certain exceptions), including the delivery, prior to any transaction, of a disclosure schedule explaining the market for such stocks and the associated risks. These requirements could severely limit the market liquidity of our common stock and your ability to sell the common stock in the secondary market.

IF OUR COMMON STOCK IS DELISTED FROM THE NASDAQ NATIONAL MARKET, IT MAY BE SUBJECT TO THE 'PENNY STOCK' REGULATIONS WHICH MAY AFFECT THE ABILITY OF OUR SHAREHOLDERS TO SELL THEIR SHARES

    If Nasdaq delists our common stock from the National Market System, it could become subject to Rule 15g-9 under the Exchange Act, which imposes additional sales practice requirements on broker/dealers that sell such securities to persons other than established customers and 'accredited investors' (generally, an individual with a net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse's income). For transactions covered by this rule, a broker/dealer must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the sale. Consequently, the rule may adversely affect the ability of the holders of our common stock to sell their shares in the secondary market.

    Regulations of the SEC define 'penny stock' to be any non-Nasdaq equity security that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction of penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. The SEC also requires disclosure about commissions payable to both the broker/dealer and its registered representative and information regarding current quotations of the securities. Finally, the SEC requires that monthly statements be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

    If our common stock were subject to the rules on penny stocks, the market liquidity for our common stock could be severely and adversely affected.

OUR STOCK PRICE HAS BEEN VOLATILE

    We completed our initial public offering in March 1998. Since then, the market price of our common stock has been highly volatile and is subject to wide fluctuations. We expect our stock price to continue to fluctuate:

     in response to quarterly fluctuations in our operating results;

     because of market conditions in our industry;

     in reaction to announcements of technological innovations, new products, or significant agreements by us or our competitors;

     in reaction to changes in prices of our products or the products of our competitors; and

     in reaction to changes in trading activity and volume.

OUR LACK OF OPERATING HISTORY IN PROVIDING IP PROVISIONING AND MANAGEMENT APPLICATIONS AND SERVICES MAKES EVALUATING OUR FUTURE PERFORMANCE DIFFICULT

    Historically, we developed and sold software tools, applications, electronic-bonding gateways and services to telecommunications equipment suppliers and competitive telecommunications service providers. The IP provisioning products and services, although software applications, perform different functions than our historic products, which have been targeted at large incumbent communications providers and network providers, and, in part, at our traditional customer base. In addition, the IP provisioning products have no history of being sold to our historical customer base. Because we have not previously operated as a provider of IP provisioning and management applications, we have no basis to evaluate our ability to develop, market and sell such products. Our ability to commercialize these products and services and generate operating profits and positive operating cash flow will depend principally upon our ability to:

     attract and retain an adequate number of customers;

     enter new markets and compete successfully in them;

     manage operating expenses;

     raise additional capital to fund our capital expenditure plans; and attract and retain qualified personnel.

INTEGRATING ISPSOFT'S CORPORATE STRUCTURE AND OPERATIONS WITH DSET'S WILL BE CHALLENGING AND THE COMBINED COMPANY MAY NOT REALIZE THE EXPECTED BENEFITS OF THE ANTICIPATED MERGER

    The merger of ISPsoft and DSET in January 2002 involves the integration of two different companies that have previously operated independently. Integrating DSET's operations, technologies and personnel with those of ISPsoft will be a complex process, and it is uncertain whether the integration will be completed rapidly or that after the integration the combined company will achieve the expected benefits of the merger. Importantly, ISPsoft personnel have never operated as a publicly held company, and will now be subject to rigorous disclosure and reporting obligations. The diversion of the attention of management and any difficulties encountered in the process of combining our companies could lead to possible unanticipated liabilities and costs and cause the disruption of, or a loss of momentum in, the business activities of the combined company. We will be forced to operate in multiple locations in various states. Further, the process of combining our companies could create uncertainty among employees about their future roles with us, thereby negatively affecting employee morale. This uncertainty may adversely affect the ability of us to retain some of our key employees after the merger. Furthermore, the management of the combined company will have to establish a new organizational structure that is cost efficient and productive. As a consequence, we cannot assure you that we will successfully integrate ISPsoft or profitably manage the combined company. In addition, we cannot be certain that, following the transaction, we will achieve revenues, net income, efficiencies or synergies that justify the merger or that the merger will result in increased earnings for us in any future period.

IN OUR COMPETITIVE MARKETS, POTENTIAL CUSTOMERS MAY CHOOSE COMPETITORS BECAUSE WE ARE SELLING A NEW PRODUCT IN A NEW LINE OF BUSINESS, WHICH WOULD REDUCE OUR ABILITY TO INCREASE OUR REVENUES

    Our success will depend upon the willingness of IP service providers to accept us as a new provider of IP provisioning and management applications. While we believe that our customer marketing efforts, including targeted customer trials of our products and services, will help us to develop products and services that are attractive to potential customers, we cannot be assured that we will be successful in overcoming any such resistance nor can we be assured that customers will buy our products and services. A lack of customer acceptance would reduce our ability to increase our revenues and would adversely affect our business. Potential competition to our business will come from four categories of industry segments. The first class of competitors is the equipment vendors, such as Cisco, Nortel and Lucent. These vendors typically provide some management tools with their equipment that would compete with our multi-vendor products. The second group of competitors is the third-party established operations support systems vendors such as Eftia, Vitria and Telcordia Technologies, each of whom could leverage their existing markets to move into those markets targeted by us. Additional entrants to the marketplace that we will target include Orchestream, Dorado, Syndesis and CPlane. Competition will also come from in-house systems that various large service providers such as MCI Worldcom and AT&T have built for their internal use.

CUSTOMERS WHO ARE CONCERNED ABOUT OUR VIABILITY OR INTEGRATION MAY DELAY OR CANCEL ORDERS

    Our customers and potential customers may delay or cancel orders for products and/or services as a result of their concerns and uncertainty over the evolution, integration and support of our electronic-bonding gateways and IP provisioning products and services. A delay or cancellation of orders could have a material adverse effect on our business.

WE MAY BECOME INVOLVED IN EXPENSIVE PATENT LITIGATION OR OTHER INTELLECTUAL PROPERTY PROCEEDINGS, WHICH COULD RESULT IN LIABILITY FOR DAMAGES OR STOP OUR DEVELOPMENT AND COMMERCIALIZATION EFFORTS

    We may become a party to patent litigation or other proceedings regarding intellectual property rights.

    Other types of situations in which we may become involved in patent litigation or other intellectual property proceedings include:

     we may initiate litigation or other proceedings against third parties to enforce our patent rights;

     we may initiate litigation or other proceedings against third parties to seek to invalidate the patents held by these third parties or to obtain a judgment that our products or services do not infringe the patents of these third parties;

     if our competitors file patent applications that claim technology also claimed by us, we may participate in interference or opposition proceedings to determine the priority of invention; and

     if third parties initiate litigation claiming that our processes or products infringe their patents or other intellectual property rights, we will need to defend against these claims.

    The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. We maintain insurance coverage to assist in defraying the costs and potential losses associated with defending actions for intellectual property claims. We do not maintain insurance coverage for actions commenced by us. Some of our competitors may be able to sustain the cost of litigation or proceedings more effectively than we can because of their substantially greater financial resources. If a patent litigation or other intellectual property proceeding is resolved unfavorably to us, we may be enjoined from selling our products and services without a license from the other party and be held liable for significant damages. We may not be able to obtain any required license on commercially acceptable terms or at all.

    Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace and, therefore, to become profitable. Patent litigation and other proceedings may also divert significant management time away from growing our business.

THERE ARE A NUMBER OF FACTORS, WHICH MAY CAUSE SUBSTANTIAL VARIABILITY IN OUR QUARTERLY OPERATING RESULTS

    Our revenue, gross profit, operating income and net income may vary substantially from quarter to quarter due to a number of factors. Many factors, some of which are not within our control, may contribute to fluctuations in operating results. These factors include the following:

     market acceptance of our new products;

     market acceptance of the 'Pay As You Grow' and Gateway Rental Program plans;

     timing and levels of hardware and software purchases by customers;

     budgetary constraints of our customers;

     consolidation within our target markets, such as with CLECs, via merger, acquisition or cessation of business;

     timing, size and stage of application development projects;

     new product and service introductions by our competitors or us;

     seasonal impact on projects for customers;

     our employment patterns;

     costs associated with fixed-price contracts;

     market factors affecting the availability or costs of qualified technical personnel;

     timing and customer acceptance of our new product and service offerings;

     length of sales cycle;

     variations in revenues from our distributors and partners;

     costs related to acquisitions of technology or businesses; and

     industry and general economic conditions.

    Historically, our revenue has been higher in the fourth quarter due to capital budgeting and spending patterns by customers. As with the fourth quarter of 2000, the fourth quarter of 2001 was again the lowest revenue quarter for the year at approximately $1.9 million. We anticipate that the business will continue to be subject to seasonal variations. In addition, depending on the sales program by which the customer acquires our products and services, a significant portion of quarterly revenue may be recognized in the last few weeks of the last month of each quarter. As a result, we may not recognize any negative fluctuations in revenue until the end of a particular quarter.

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

OUR SUCCESS DEPENDS ON THE SUCCESS AND SUSTAINABILITY OF THE MARKET FOR ADVANCED TELECOMMUNICATIONS PRODUCTS AND SERVICES

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

    Since our customers are concentrated in the competitive telecommunications industry in the United States, our future success is dependent upon increased utilization of OSS interconnection and related applications by telecommunications providers, the financial health and buying patterns of CLECs, which in late 2000 was significantly impaired, and the continued demand for integration, support and maintenance services. We cannot guarantee that current or future products or services will achieve acceptance among telecommunications carriers, network equipment vendors and other potential customers or that these customers will not adopt alternative architectures or technologies that are incompatible with our technologies.

    In addition, it is predicted that the telecommunications industry may experience significant consolidation in the near future. This may cause there to be fewer potential customers for our products and services, increasing the level of competition in the industry. Also, due to the predicted continued cash shortage for the small to medium telecommunications providers, larger or consolidated telecommunications providers may have stronger purchasing power, which could put pressure on prices and result in lower operating margins.

OUR INABILITY TO KEEP PACE WITH RAPID TECHNOLOGICAL CHANGE COULD LEAD TO DECLINES IN SALES AND OPERATING MARGINS

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

IF WE DO NOT MANAGE OUR CORPORATE CONSOLIDATION AND POTENTIAL GROWTH ON A COST-EFFECTIVE AND TIMELY BASIS, OUR BUSINESS COULD SUFFER

    Our downsizing throughout 2001 has placed, and is expected to continue to place, a significant strain on our managerial, operational and technical resources. Our ability to manage this consolidation or, when able, to grow effectively, will require continued improvement of operational, financial and other internal systems, as well as business development and strategic alliance capabilities. Additionally, we must continue to attract, hire, train, retain, motivate and manage our employees. We must allocate sufficient engineering resources to improve the quality and depth of our current offerings and develop new products. The failure to manage the reduced employee base, improve operating systems or integrate resources when needed on a cost-effective and timely basis could have a material adverse effect on our business.

INTENSE COMPETITION IN OUR TARGET MARKETS COULD DECREASE OUR PROFITABILITY

    We compete in rapidly changing markets that are intensely competitive and involve changing technologies, evolving industry standards, frequent new product introductions, regulatory issues and rapid changes in customer requirements. We compete with other interconnection software providers, order management system providers, system integrators, IP provisioning providers and in-house development staffs of telecommunications providers and network equipment vendors via partnerships with our direct product competitors or through development by them of competing products. Many of our current and potential competitors have longer operating histories, greater name recognition, larger or captive customer bases and significantly greater financial, technical, sales, customer support, marketing and other resources.

    We believe the principal competitive factors affecting the market for our products are:

     pricing of our products and services;

     breadth and depth of solutions offered;

     product quality and performance;

     strength of core technology and product features such as adaptability, scalability, ability to integrate with other products, functionality and ease of use;

     ability to install and implement solutions;

     customer support and service;

     relationships with business partners and alliances; and

     continued building of a base of satisfied and referable customers.

BECAUSE WE RELY HEAVILY ON SALES TO A LIMITED NUMBER OF CUSTOMERS FOR A SIGNIFICANT PORTION OF REVENUE, THE LOSS OF ANY ONE SUCH CUSTOMER COULD CAUSE OUR REVENUES TO DECLINE

    We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of customers including CSPs. For the year ended December 31, 2001, we had one customer who accounted for approximately 19% of total revenues. For the quarter ended March 31, 2001, we had one customer, which accounted for 37% of revenues for such quarter. For the quarter ended June 30, 2001, we had two customers, which accounted for 14% and 10% of revenues, respectively, for such quarter. For the quarter ended September 30, 2001, we had three customers, which accounted for 12%, 11%, and 10% of revenues, respectively, for such quarter. For the quarter ended December 31, 2001, we had one customer, which accounted for 15% of revenues for such quarter. The amount of revenue derived from a specific customer for any one product varies from period to period, and a major customer in one period may not produce significant additional revenue in a subsequent period. Other than certain agreements that provide for on-going maintenance revenues or minimum royalties for run-time licenses, none of our customers have entered into agreements requiring on-going minimum purchases. Due to a continued decrease in the number of existing and prospective CSPs as a result of continued economic uncertainties, to the extent that we are not able to capture new major customers or to maintain relations with existing major customers, our revenues may be subject to further substantial period-to-period fluctuations and could decline significantly.

A FAILURE TO PROTECT OUR PROPRIETARY RIGHTS OR TO ENFORCE OUR LICENSING RIGHTS MAY ADVERSELY AFFECT OUR BUSINESS

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

IF OUR PRODUCTS CONTAIN DEFECTS, WE COULD EXPERIENCE A DECLINE IN REVENUES AND DAMAGES

    Applications developed, licensed and sold by us may contain errors or failures. We cannot guarantee that errors or failures will not be found in our products or applications or, if discovered, that we will be able to successfully correct any errors or failures in a timely manner or at all. The occurrence of errors or failures in our products and applications could result in loss of or delay in market acceptance, increased service and warranty costs or payment of compensatory or other damages. In addition, errors or failures may result in delays in recognition of revenue and diversion of engineering resources during the period in which we are required to correct any defects. In 2000 and 2001, we obtained errors and omissions insurance to cover liability associated with our software development and license agreements. There is no assurance that we will be able to maintain this coverage in the future. Although agreements with customers typically contain provisions intended to limit exposure to potential claims as well as any liabilities arising from such claims, our contracts with customers may not effectively protect us against the liabilities and expenses associated with software errors or failures. Accordingly, errors or failures in our products, solutions or applications could have a material adverse effect upon our business, financial condition and results of operations.

WE RELY ON THIRD-PARTY SOFTWARE THAT MAY BE DIFFICULT TO REPLACE

    Some of the software we license from third parties and utilize in conjunction with our products may be difficult to replace. This software may not continue to be available on commercially reasonable terms, if at all. In many cases we have identified potential replacements or may have procured source code rights for certain third-party software. However, replacement software may not have the same functionality or integration within our products. Additionally, of the third-party software that is not at least in some form immediately replaceable, we would need to internally develop alternatives or increased functionality, which could take substantial time and resources. The loss or inability to maintain any of these technology licenses could result in delays in the sale of our products and services until equivalent technology, if available, is identified, licensed, and integrated, which could harm our business.

THE REVENUE FROM LICENSING AND MAINTENANCE OF OUR TOOLS PRODUCTS MAY DECLINE

    In 2001, we transitioned primary responsibility for licensing, support and development services of our application development toolkits and certain of our gateway products to a distributor for which we receive a percentage of their revenue. We cannot guarantee any revenue from this arrangement and historical projections may be inaccurate in producing forecasts for these products.

    Portions of the revenue from this arrangement are generated from direct licensing, royalties for run-time licenses, maintenance and additional fees relative to development projects. Run-time royalties generally become due upon the deployment by equipment vendors to telecommunications carriers of network devices, which have embedded applications built with our software. Many customers are contractually required to periodically report the sales of these network devices to our distributor or us. Although we both generally have the right to periodic audits in these contracts which provide for run-time royalties, we cannot assure investors that customers will accurately report their sales or that we will be able to effectively monitor and enforce our contractual rights with respect to run-time royalty fees.

THE COMPETITIVE MARKET FOR TECHNICAL PERSONNEL MAY MAKE IT DIFFICULT FOR US TO MEET OUR CURRENT AND FUTURE DEMANDS

    Our future success depends to a significant extent on our ability to attract, hire, train, retain and motivate qualified technical and sales personnel, with appropriate levels of managerial and technical capabilities. Our complex technology generally requires a significant level of expertise to effectively develop and market our products and services and to perform custom application development and installation services. We believe that there remains significant competition for professionals with the advanced skills required. We have at times experienced, and continue to experience, difficulty in recruiting and at times retaining, qualified personnel. We compete for personnel with software companies, system integrators and telecommunications companies, many of which have greater resources. Market conditions also may affect our ability to attract and retain qualified personnel. This makes it difficult for us to hire the quality and number of highly skilled technical and sales personnel required to meet current and expected future demand. In addition, it may make it more expensive to hire those personnel in general. Due to this competition, and market conditions we have experienced, and expect to continue to experience, turnover in technical and sales personnel is high. There is no guarantee that we will be successful in attracting and retaining the technical or sales personnel required to conduct and successfully expand operations. Our business, financial condition and results of operations could be materially adversely affected if we are unable to attract, hire, train, retain and motivate qualified technical and sales personnel.

IF OUR DIRECT SALES PROCESS IS INEFFECTIVE, OUR REVENUES WILL DECLINE

    Although we are aggressively striving to enhance and expand our strategic alliances programs, we continue to sell our products primarily through our direct sales force. We believe that there is significant competition for sales personnel with the advanced skills and technical knowledge we desire. Our inability to hire and train competent sales and sales support personnel, or our failure to retain them, would harm our business. Additionally, by relying primarily on a direct sales model, we may miss opportunities available through other channels. We plan to expand our sales efforts to include additional resellers and partners and the failure to expand indirect channels may place us at a competitive disadvantage.

    Our entire sales and marketing strategy involves substantial risk. There can be no assurance that we will be successful in implementing our strategy, that it will lead to achievement of our objectives, or that some resellers or partners will not attempt to partner with our competitors, or develop or acquire products, or services that compete with our products or services. Any inability to maintain our strategic relationships or to enter into any additional strategic relationships may have a material adverse affect on our business. If we are unable to implement our strategy effectively, our business will be materially adversely affected.

THE UNCERTAIN LENGTH AND VARIABILITY OF OUR PRODUCT SALES CYCLE MAKES OUR REVENUE STREAM LESS PREDICTABLE

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

DEPENDENCE ON SOFTWARE LICENSE REVENUES MAKES OUR OPERATING RESULTS DIFFICULT TO PREDICT

    License revenues in any quarter are difficult to forecast because they depend on relatively few orders booked and shipped in that quarter. Moreover, we have historically recognized a substantial percentage of revenues in the last month of the quarter, frequently in the last week or even the last days of the quarter, and we expect this trend to continue for as long as our licensed software products represent a substantial part of our overall business. Since our expenses are relatively fixed in the near term, any shortfall from anticipated revenues or any delay in the recognition of revenues could result in significant variations in operating results from quarter to quarter. We find it difficult to forecast quarterly license revenues because our sales cycles, from initial evaluation to delivery of software, is lengthy and varies substantially from customer to customer. If revenues fall below our expectations in a particular quarter, our business could be harmed. In the first quarters of fiscal 2001, our revenues did, in fact, fall below our own and consensus securities analysts' estimates for those quarters and, as a result, the price of our stock declined significantly during those periods. Specifically, license revenues decreased by 92% to $2.6 million for the year ended December 31, 2001 from $32.9 million for the year ended December 31, 2000. Although we have introduced both 'Pay As You Grow' and Gateway Rental Program pricing models providing pricing alternatives to CSPs, if our revenues fall below our own estimates or below the consensus securities analysts' estimate in an upcoming quarter, our stock price could decline further, harming our business significantly in terms of, among other things, diminished employee morale and public image.

WE DEPEND ON SERVICE REVENUES TO INCREASE OUR OVERALL REVENUES; SERVICES MAY NOT ACHIEVE PROFITABILITY

    Since the introduction of our interconnection gateway products in 1998, most of our customers have installed and are operating our products. Many of these have entered into service agreements, which make up a portion of our revenue. Service revenues represented 73.5%, 30.2% and 46.0% of total revenues for fiscal 2001, 2000 and 1999, respectively. The level of service revenues depends largely upon our implementation services and ongoing renewals of customer support contracts by our installed customer base. Our implementation revenues could decline if third-party organizations such as systems integrators compete for the installation or servicing of our products. In addition, our customer support contracts might not be renewed in the future. Due to the increasing costs of operating a professional services organization, we may not be able to sustain profitability in this part of our business in the near future, or ever.

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

GOVERNMENT REGULATION AND RELATED LITIGATION MAY ADVERSELY AFFECT OUR CUSTOMERS AND US

    While our operations are not directly regulated, existing and potential customers are subject to a variety of United States and foreign governmental regulations. These regulations and future changes to them may negatively impact the telecommunications industry, limit the number of potential customers for our products and services or otherwise have a material adverse effect on our business, financial condition and results of operations. Recently enacted legislation, including the Telecommunications Act of 1996, deregulating the telecommunications industry has caused and may continue to cause changes in the telecommunications industry, including the entrance of new competitors and possible industry consolidation. These events could reduce our potential customer base, increase pricing pressures, decrease demand for our products, increase the cost of doing business or otherwise have a material adverse effect on our business, financial condition and results of operations. Currently the Federal Communications Commission and state authorities are implementing the provisions of the Telecommunications Act of 1996 and several of the decisions by the Federal Communications Commission and state authorities are being challenged in court. In addition, Congress is exploring potential additional changes. We cannot predict the extent to which such legislation and related litigation will affect our current and potential customers or ultimately affect our business, results of operations and financial condition.

POTENTIAL ACQUISITIONS OF OR BY US COULD BE COSTLY OR UNSUCCESSFUL

    As part of our strategy, we intend to continue to pursue acquisitions of businesses or technologies to broaden our product and service offerings, add technical or sales personnel, increase our presence in existing markets, expand into new geographic markets, establish strategic relationships and obtain desirable customer relationships. If we buy another company or selected assets or technologies, we could have difficulty assimilating acquired personnel, operations, customers or vendors. In addition, one or more of such personnel, customers or vendors may decide not to work for or continue to do business with us. These difficulties could disrupt our ongoing business, distract management and employees and increase expenses. Although we conduct due diligence reviews with respect to all acquisition candidates, all material liabilities or risks related to potential acquisitions may not be successfully identified. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions, the issuance of which could be dilutive to existing shareholders. In addition, certain of our key personnel have executed change of control agreements detailing circumstances governing their removal and severance rights in any acquisition or change in our management structure.

ANTI-TAKEOVER PROVISIONS OF SHAREHOLDER RIGHTS PLAN, CHARTER, BY-LAWS AND CERTAIN PROVISIONS UNDER NEW JERSEY LAW COULD REDUCE OUR STOCK PRICE

    On July 20, 2001, our board of directors adopted a shareholder rights plan. Under the rights plan, each of our shareholders of record on July 31, 2001 received a distribution of one right for each share of our common stock. Initially, the rights are represented by our common stock certificates, are not traded separately from our common stock, and are not exercisable. The rights become exercisable only if a person acquires, or announces a tender offer, that would result in ownership of 15% or more of our common stock, at which time each right would enable the holder to buy one one-thousandth of a share of our Series A preferred stock at an exercise price of $20, subject to adjustment. The actual number of shares acquirable by the holder equals $20 divided by one-half of the then current market price of our common stock. Additionally, the rights plan provides that in the event of a subsequent merger or other acquisition of us, the holders of rights will be entitled to buy shares of common stock of the acquiring entity at one-half of the market price of the acquiring company's shares.

    In addition, anti-takeover provisions of New Jersey law, our Certificate of Incorporation and By-Laws could make it more difficult for a third party to acquire control of us, even if such change would be beneficial to our shareholders. Our Certificate of Incorporation provides that the board of directors may issue preferred stock with superior rights and preferences without common shareholder approval.

    Each of these anti-takeover measures could have the effect of delaying, deterring or preventing a change in control. This could be harmful to shareholders because it could prevent them from realizing a premium for their stock.

ITEM 2. PROPERTIES.

BRIDGEWATER, NEW JERSEY

    Our principal sales, marketing, executive and administrative offices are currently located in Bridgewater, New Jersey where we presently rent approximately 46,679 square feet. The average annual base rent for this facility is approximately $1,172,000 per year. This lease commenced in May 1999 and will expire in August 2009. In August 2001, we sublet 31,057 square feet of our Bridgewater space to Ortho-McNeil Pharmaceutical, Inc. through August 31, 2004. The annual sublet rent is approximately $807,000.

SHREWSBURY, NEW JERSEY

    At January 31, 2002, in connection with the merger with ISPSoft, we assumed a commercial office lease which expires on August 31, 2005. The space is used for research and product development. The lease provides for an extension option of five years, subject to certain conditions. The annual rent for this facility is approximately $259,700 per year, and we are also responsible for payment of certain operating expenses under the lease.

PLANO, TEXAS

    We also lease 25,859 square feet of office space for research and development and professional services in Plano, Texas. The annual rent for this facility is approximately $535,700 per year, subject to normal escalation clauses, for the remaining five years. This lease commenced in August 1999 and will expire in August 2005. We are currently attempting to sublet this space.

CALIFORNIA

    We lease two facilities in California, one in Freemont and one in San Ramon occupying 3,275, and 2,217 square feet, respectively. These leases will be terminated in December 2002, but we previously sublet all of the Fremont property.

TORONTO, CANADA

    In connection with our DSET Canada Subsidiary, we leased 9,430 square feet of office space in Toronto, Canada. The annual base rent is approximately $151,000 plus certain additional proportionate operating costs. In November of 2001 DSET sublet all 9,430 square feet of the Toronto space to NexInnovations Inc. through the end of the lease term. The annual sublet rent is approximately $119,000 plus certain additional proportionate operating costs.

CONSOLIDATION OF OFFICES

    Operations previously occupying the now sublet space in Canada and New Jersey have been consolidated to our remaining space in other facilities. Our Bridgewater, New Jersey facility will remain our corporate headquarters, servicing the sales, finance, operations and general administration functions, while the Shrewsbury, New Jersey and Plano, Texas facilities house our primary product research, development, support and maintenance operations for the IP provisioning and the electronic-bonding gateway products, respectively.

ITEM 3. LEGAL PROCEEDINGS.

    We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Our common stock has traded on the Nasdaq National Market ('NNM') under the symbol 'DSET' since March 13, 1998.

    In August 2001, we announced the approval of a reverse one-for-four stock split effective as of the close of business on August 21, 2001, pursuant to which one new share of DSET common stock would be issued in exchange for every four shares of our common stock then outstanding. In connection with such reverse stock split recapitalization, we reduced our authorized common stock from 40 million shares to 10 million shares. After the one-for-four reverse split, we had approximately 2.9 million shares of common stock outstanding.

    We received a notice from Nasdaq, dated February 14, 2002 whereby Nasdaq notified us that we were not in compliance with the minimum market value of publicly held shares and had ninety (90) days (until May 15, 2002) to regain compliance.

    We received a notice from Nasdaq, dated March 5, 2002 whereby Nasdaq notified us that we were not in compliance with the minimum bid price requirement and had ninety (90) days (until June 3, 2002) to regain compliance. We are currently contemplating submitting an application to the Nasdaq SmallCap Market for the listing of our common stock.

    As of March 1, 2002, the approximate number of holders of record of our common stock was 81 and the approximate number of beneficial holders of our common stock was 4,000.

    We have never declared or paid any cash dividends on our capital stock. We intend to retain any earnings to fund future growth and the operation of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

    The following table sets forth the high and low sales price information for our common stock for each of the quarters in the period beginning January 1, 1999 as reported on the NNM, but adjusted for our one-for-four reverse stock split effective August 21, 2001. Unless otherwise indicated, each of the per share amounts for our common stock set forth in this Annual Report on Form 10-K have been revised to reflect such one-for-four reverse stock split recapitalization.

                       QUARTER ENDED                            HIGH       LOW
                       -------------                            ----       ---
March 31, 1999..............................................  $ 75.500   $38.252
June 30, 1999...............................................  $ 60.000   $38.500
September 30, 1999..........................................  $ 60.500   $35.500
December 31, 1999...........................................  $162.000   $51.720
March 31, 2000..............................................  $194.500   $64.064
June 30, 2000...............................................  $124.752   $53.000
September 30, 2000..........................................  $132.500   $76.000
December 31, 2000...........................................  $ 81.752   $ 6.500
March 31, 2001..............................................  $ 16.752   $ 3.752
June 30, 2001...............................................  $  5.760   $ 2.040
September 30, 2001..........................................  $  2.960   $ 1.060
December 31, 2001...........................................  $  1.450   $ 0.700


    DSET's board of directors approved a Stock Repurchase Plan on August 15, 2001 whereby we may repurchase up to 200,000 shares of common stock (on a post reverse stock split basis). Several factors were considered by the board of directors prior to approving the repurchase plan, including the potential dilution of current shareholders from the issuance of shares of our common stock pursuant to our Employee Stock Purchase Plan. The Stock Repurchase Plan is funded using our working capital and funds provided by employees in connection with the Employee Stock Purchase Plan. The Stock Repurchase Plan program may be suspended or discontinued at any time.

    As of December 31, 2001, we had repurchased 150,200 shares of common stock. All shares repurchased were held as treasury shares, not deemed to be outstanding but are available for reissuance. At December 31, 2001, 44,059 shares had been re-issued pursuant to the Employee Stock Purchase Plan, leaving a balance of 106,141 shares.

RECENT SALES OF UNREGISTERED SECURITIES

    The following information relates to all securities sold by us within the past year which were not registered under the securities laws at the time of issuance and/or sale:

During 2001, employees purchased shares of our common stock pursuant to our 2001 Employee Stock Purchase Plan (at a 15% discount) which were not registered under the Securities Act of 1933, as amended. The following table sets forth certain information regarding such purchases during the year:

 NUMBER                                                     PURCHASE
OF SHARES                                                     PRICE
---------                                                     -----
44,059.....................................................  $0.9775

We did not employ an underwriter in connection with the issuance of the securities described above. We believe that the issuance of the foregoing securities was exempt from registration under either (i) section 4(2) of the Securities Act of 1933 as transactions not involving any public offering and such securities having been acquired for investment and not with a view to distribution, or (ii) Rule 701 under the Securities Act of 1933 as transactions made pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation. All recipients had adequate access to information about DSET.

USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

    On March 12, 1998, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (Registration Statement No. 333-43827) as filed with the Commission in connection with our initial public offering of Common Stock, which was managed by BT Alex Brown Incorporated, BancAmerica Robertson Stephens and SoundView Financial Group, Inc. Pursuant to such Registration Statement, we registered and sold an aggregate of 2,500,000 shares of our Common Stock, for a gross aggregate offering price of $40.0 million. We incurred underwriting discounts and commissions of approximately $2.8 million. In connection with such offering, we incurred total expenses of approximately $1.1 million.

    On January 25, 1999, DSET Acquisition Corp., a wholly-owned subsidiary of DSET, consummated the acquisition of certain assets of Network Programs LLC, a Delaware limited liability company ('NPL'). The purchase price was $2.7 million. NPL provided specialized software to CLECs. In 2001, we decided to discontinue the sale of certain products. As a result, we recognized an asset impairment of $2.2 million for the remaining unamortized balance of the intangible assets related to this acquisition.

    On September 30, 1999, we completed the purchase of Konark Inc. ('Konark') and related technologies for approximately $3.4 million financed through cash at closing and certain deferred payments to the sellers of Konark. On or about March 6, 2002 we completed our installment payments for all deferred payments to the sellers of Konark and the escrow previously in force to secure certain obligations of Konark was released to the sellers of Konark. In 2001, we decided to discontinue the sale of certain products. As a result, we recognized an asset impairment of $450,000 for the remaining unamortized balance of the intangible assets related to this acquisition.

    In June 2000 we purchased an exclusive worldwide license for various products from Daleen Technologies, Inc. for $2.5 million payable in cash. A royalty will also be due based on future sales. Subsequently, in March 2001, due to changing and unpredictable conditions in the marketplace and in an effort to conserve cash we decided to abandon this product line, and recorded an impairment charge of approximately $2.2 million for the remaining unamortized balance of the intangible assets in 2001.

ITEM 6. SELECTED FINANCIAL DATA.

    The selected financial data set forth below with respect to our statement of income (loss) data for each of the years in the three-year period ended
December 31, 2001, and with respect to the balance sheet data at December 31, 2001 and 2000 are derived from our audited consolidated financial statements and the related notes thereto found at 'Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.' The statement of income (loss) data for the years ended December 31, 1998 and December 31, 1997 and the balance sheet data as of December 31, 1999, 1998, and 1997 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected financial data set forth below should be read in conjunction with and is qualified in its entirety by our audited consolidated financial statements and related notes thereto found at 'Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K' and 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations' which are included elsewhere in this Annual Report on Form 10-K.

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                -------------------------------------------------
                                                  2001       2000      1999      1998      1997
                                                  ----       ----      ----      ----      ----
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME (LOSS) DATA:
    Revenues:
      License revenues........................  $  2,629   $ 32,851   $24,084   $16,338   $10,850
      Service revenues........................     7,286     14,191    20,545    12,952     8,515
                                                --------   --------   -------   -------   -------
        Total revenues........................     9,915     47,042    44,629    29,290    19,365
                                                --------   --------   -------   -------   -------
    Cost of revenues:
      License revenues........................     1,179      3,991     1,823     1,775     1,274
      Service revenues........................     5,264     11,131     7,063     3,692     3,405
                                                --------   --------   -------   -------   -------
        Total cost of revenues................     6,443     15,122     8,886     5,467     4,679
                                                --------   --------   -------   -------   -------
    Gross profit..............................     3,472     31,920    35,743    23,823    14,686
                                                --------   --------   -------   -------   -------
    Operating expenses:
      Sales and marketing.....................     6,431     12,130    11,972     9,143     4,872
      Research and product development........     9,675     18,467    11,046     6,237     3,299
      General and administrative..............     5,617      6,925     4,121     2,708     2,881
      Bad debt expense and other charges......       276     13,378       665        50       114
      Amortization of goodwill and other
        intangibles...........................       283        419       200        38        22
      Restructuring and impairment charges....    15,711      2,248        --        --        --
                                                --------   --------   -------   -------   -------
        Total operating expenses..............    37,993     53,567    28,004    18,176    11,188
                                                --------   --------   -------   -------   -------
    Operating income (loss)...................   (34,521)   (21,647)    7,739     5,647     3,498
                                                --------   --------   -------   -------   -------
Net income (loss).............................  $(33,273)  $(18,812)  $ 6,517   $ 4,794   $ 2,469
                                                --------   --------   -------   -------   -------
                                                --------   --------   -------   -------   -------
Net income (loss) per common share............  $ (11.61)  $  (6.61)  $  2.50   $  2.13   $  1.80
Weighted average number of common shares
  outstanding.................................     2,866      2,847     2,606     2,253       892
Net income (loss) per common share assuming
  dilution....................................  $ (11.61)  $  (6.61)  $  2.36   $  1.74   $  1.18
Weighted average number of common shares and
  common equivalent shares outstanding........     2,866      2,847     2,767     2,761     2,087

                                                  2001       2000      1999      1998      1997
                                                  ----       ----      ----      ----      ----
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
    Cash, cash equivalents and marketable
      securities..............................  $ 12,958   $ 35,075   $40,158   $45,023   $ 3,206
    Working capital...........................     8,493     35,293    53,878    49,037     6,276
    Total assets..............................    22,558     61,183    73,495    56,854    13,315
    Long-term debt, including capital
      leases..................................     1,875        833     1,872       112       332
    Series A preferred stock..................        --         --        --        --    11,604
    Retained earnings (deficit)...............   (35,837)    (2,565)   16,248     9,731     4,937
    Total shareholders' equity (deficit)......  $ 14,121   $ 47,717   $61,523   $51,189   $(3,401)

    In March 1998, we completed our initial public offering and received proceeds of $37.2 million. At that time all preferred stock was converted to common stock.

    In August 2001, our Board of Directors declared a one-for-four reverse stock split to holders of record as of the close of trading August 21, 2001. All references to number of shares and per share information in this Form 10-K have been adjusted to reflect the stock split on a retroactive basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion and analysis should be read in conjunction with 'Selected Consolidated Financial Data' and our consolidated financial statements and notes thereto included elsewhere in this report on Form 10-K.

FORWARD-LOOKING STATEMENTS

    Statements contained or incorporated by reference in this Form 10-K that are not statements of historical fact may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology such as 'may,' 'will,' 'continue,' 'believes,' 'expects,' 'anticipates,' 'intends,' 'estimates,' 'should' and similar terms, variations of such terms or the negative of those terms. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include those set forth in the section entitled 'Risk Factors' and elsewhere in this Form 10-K. In particular, the development and marketing of software solutions and related services to telecommunications services providers by us is subject to a number of significant risks and uncertainties, including, but not limited to: (i) our ability to continue as a going concern; (ii) risks associated with the integration of ISPsoft with us following our recent acquisition of ISPsoft and the potential acquisition of other businesses by us, including risks relating to unanticipated liabilities or expenses, lower than expected revenues and the commercialization of acquired technology or products; (iii) the need for substantial financing to continue operations; (iv) the risk that our common stock may be delisted from the Nasdaq National Market; (v) our dependence on the market for advanced telecommunications products and services; (vi) rapid technological change in our industry; (vii) our lack of an operating history in providing Internet Protocol (IP) based provisioning and management applications and services; (viii) the failure to protect proprietary rights or enforce licensing rights; and (ix) the loss of third-party software we utilize in our products. As a result of such risks and others expressed from time to time in our filings with the Securities and Exchange Commission, our actual results may differ materially from the results discussed in or implied by the forward-looking statements contained herein.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, investments, recoverability of long-lived assets, income taxes, restructuring charges, post-contract customer support agreements, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

    As more fully described in Note 3 to our consolidated financial statements, we believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     We recognize both product and service revenue.

         We do not recognize revenue if, in our judgment, the revenue does not meet the requirements of AICPA Statement of Position ('SOP') 97-2, 'Software Revenue Recognition' (i.e., persuasive evidence that an arrangement exists, delivery has occurred, the customer's fee is fixed and determinable and collectibility is probable).

         On long-term, fixed price contracts, we recognize revenue using the percentage-of-completion method in accordance with SOP 81-1, 'Accounting for Performance of Construction -- Type and Certain Production -- Type Contracts.' As work progresses, we rely on estimates of total expected contract revenue and costs. We follow this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are credited to income in the period in which the facts that give rise to the revision become known.

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

     We provide for the impairment of certain intangible and tangible long-lived assets based upon the estimated future cash flows from these assets. In the event that these intangible and tangible assets actually have more or less value in the future than currently estimated, they would require further impairment or provide a benefit to us without an associated cost.

     Contraction of the telecommunications industry commencing in the latter half of 2000 and continuing through the fourth quarter of 2001 has led us to re-examine all facets of our business. In the face of declining revenues and certain customers' unwillingness or inability to honor their commitments, it became necessary for us to take steps to reorganize to a level commensurate with the expected reduced revenue levels. These steps included recognizing asset impairments on many of our long-lived intangible and tangible assets, closing facilities, reducing and consolidating the workforce, seeking sublet tenants for portions of facilities covered by long term operating leases, and recognizing charges against earnings in the current period for future fixed asset and facility lease payments that will not benefit future periods. Considerable management judgment is necessary to estimate the charges for asset impairments and restructuring. Restructuring charges derived from our plans of closing facilities and discontinuing certain product lines are recognized pursuant to Emerging Issues Task Force ('EITF') No. 94-3, 'Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)' and Staff
     Accounting Bulletin ('SAB') 100, 'Restructuring and Impairment Charges'.

     We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount (zero at December 31, 2001), an adjustment to the deferred tax asset would increase income in the period such determination was made.

GENERAL

    We develop and market service-provisioning and electronic-bonding solutions for use by telecommunications providers around the world. Our Universal Provisioning eXchange ('UPX') software platform, acquired in our merger with ISPsoft in January 2002, enables a service provider to provision, activate, and manage services such as Internet Protocol ('IP') based virtual private networks ('VPNs') in complex multi-vendor network environments. We also offer a family of software solutions for competitive service providers ('CSPs') that enables them to exchange information with other telecommunications service providers to reduce the time necessary to provision new voice and data services for their customers.

    In the mid to late 1990's, we focused on providing software that enabled the creation of applications that could be distributed among many processors in order to solve highly complex problems in the network management arena. This software was known as application development toolkits and was predominantly sold to network equipment vendors, both domestically and internationally. Until 1999, substantially all of our revenues had been derived from these application development toolkits and related applications or services. These software solutions were optimized to support the technologies recommended under the Telecommunications Management Network ('TMN') standards established in the early 1990's. At the end of 2000, it was clear that the telecommunications industry had turned away from supporting certain technology defined in the TMN guidelines. We decided to discontinue directly selling application development toolkits and related applications due to the costs and the shrinking revenue base associated with them. Both the toolkits and the related applications are still sold and supported by a partner of ours, NE Technologies, Inc.

    1999 and 2000 were years of unprecedented demand for all types of communications products and services. Companies in the telecommunications industry had access to and utilized abundant sources of investment capital. However, the downturn in the industry, which began in the second half of 2000, reduced our revenues significantly beginning in the third quarter of 2000 and continued through 2001. This downturn was brought about by the sudden withdrawal of available financing from almost all of the traditional financing sources (vendors, lenders, private equity/venture capital sources, public equity markets and large corporate partners) to our current and potential customers. Prior to this downturn, the new CSPs were successfully and regularly obtaining large capital commitments allowing them to increase the size and the pace of their infrastructure spending. This funding crisis also affected our collection efforts since many customers either declared bankruptcy or concluded that they did not have sufficient available cash to pay their obligations to DSET. We believe that we have adequately reserved for doubtful accounts, although no assurance can be made that additional customers will not go bankrupt or have financial difficulties.

    Our policy to assess the probability of collection consists of reviewing public and private sources of financial information for all potential customers (e.g., financial statements, periodic filings and press releases), inquiring of management of the potential customer how they intend to pay for their purchase, reviewing available information from credit rating agencies, and if available, contacting funding sources, reviewing recent announcements regarding completed and proposed financing and discussing the potential customer's credit worthiness with other suppliers.

    Prior to the third quarter of 2000, our experience with the necessity for creating allowances for bad debt had been good. Our ongoing credit assessment procedures include maintaining contact with the customer regarding the status of the receivable, reviewing all overdue outstanding balances and continuing to review available public and private information regarding the customer's ability to pay. The sudden market change beginning in the third quarter of 2000 resulted in certain customers declaring bankruptcy as they had overextended their available financing, or reducing their capital expenditures, or stating their intention not to pay their outstanding obligations.

    In the second half of 2000 and in the year 2001 the business models of many service providers came into doubt and the industry continued to see a dramatic decline in the availability of capital and spending by service providers. 2001 can be characterized as a year of survival and retrenchment for the industry, with the contraction of the CSPs severely impacting hardware and software vendors that had previously experienced substantial growth in revenues and profits. Virtually every company that remained in business, including DSET, had to reorganize. In 2001, we incurred substantial losses, and accordingly reduced headcount and expenses in an effort to conserve cash and ultimately return to profitability. We have utilized cash previously invested in marketable securities to finance the losses brought about by the downturn. In the first quarter of 2002, we continue to see turmoil in the industry as additional customers have either commenced or declared their intent to commence formal reorganization proceedings.

    We currently offer two additional sales models, in addition to the traditional perpetual license and services arrangement, to our customers to acquire our products and services: a transaction based payment plan ('Pay as You Grow') and a rental program with little cash due up front ('Gateway Rental Program'). Prior to the inclusion of these alternative programs, our license revenues were derived from the sale of electronic-bonding gateways to CSPs under contracts that provided for perpetual licenses and corresponding fees, with the total price of a license sale to a customer depending on the number of licensed products, the number of trading partners and amount of additional services acquired.

    In the second quarter of 2001 we began marketing a 'Pay as You Grow' pricing option to provide an alternative to CSPs that are constrained by lack of funding. The 'Pay As You Grow' model is a run time royalty model with a minimum monthly payment requirement. The contractual minimum payment amounts are determined based on estimated monthly usage by the customer at the beginning of the contract. The customer is charged monthly based on the actual usage of the software or the minimum contract amount, whichever is greater. Usage is defined as completed transactions for provisioning services between a CSP and a trading partner. Therefore, revenue will be recognized on a periodic basis as it becomes due in accordance with SOP 97-2. The pricing model has the effect of spreading our normal license revenue over two to three years depending on customer usage. This program has been offered to certain potential customers beginning in the second quarter of 2001. Although no contracts have yet to be consummated with this pricing model and no revenue has been recognized to date on this basis, it is this model, together with the traditional long-term license that we intend to use in marketing our UPX platform and solutions.

    In the fourth quarter of 2001, again in an effort to find the right financial model to encourage CSPs to once again start buying electronic-bonding gateways, we announced our Gateway Rental Program, which provides existing and prospective customers the ability to rent electronic-bonding gateways on a month-to-month basis, with a 90-day cancellation provision. The program includes the use of the software, technical support, software upgrades and change management services for a monthly charge that is roughly equivalent to what they had been paying for the maintenance services only. Revenue is recognized in the month in which customers use our software and services. The Gateway Rental Program is our newest offering to CSPs, with two contracts executed by December 31, 2001 but no revenues recognized in 2001.

    In 2000, we entered into an agreement with NE Technologies, Inc. pursuant to which NE Technologies, Inc. performs as a subcontractor for us with respect to substantially all of the post contract customer support for network solutions to which we were obligated through December 31, 2000. In connection with such agreement, we receive a royalty of between ten and thirty percent for all new business generated by NE Technologies, Inc. Such royalties amounted to $663,000 for the year ended December 31, 2001. Commencing in 2001, we receive and recognize royalty revenues from NE Technologies, Inc. relating to their revenues from their business operations including application development product suites licenses, maintenance, projects and other related services.

    Our service revenues are comprised of fees derived from custom program development, implementation, installation, training fees and maintenance. Our custom program development services are generally individually negotiated and contracted for on a fixed price basis. Prices for such projects vary depending upon the size and scope of the project and estimated time and effort to completion. Revenues from custom program development services are generally recognized on a percentage of completion basis calculated as direct labor costs are incurred in relation to estimated total direct labor costs at completion for each project. The impact of revisions in percentage of completion estimates is reflected in the period in which the revisions are made. Maintenance services, for which we typically charge annually between 15% and 30% of the price of the products licensed by the customer annually, may be purchased at the customer's option. Maintenance fees are recognized as service revenue over the term of the maintenance period.

    Our cost of license revenues consists primarily of royalties paid to third party software companies and the amortization of acquired technology and capitalized software development costs. We generally are not contractually obligated to make minimum royalty payments. Costs of service revenues include, primarily, payroll, related benefit costs, personnel and other operating expenses. Sales and marketing expenses consist of salaries, commissions and bonuses paid to sales and marketing personnel, as well as travel and promotional expenses. Research and product development expenses encompass primarily software engineering personnel costs, costs of third-party equipment, costs associated with customer satisfaction and quality and software utilized for development purposes. Research and product development expenses are charged to operations as such costs are incurred. Our research and development projects are evaluated for technological feasibility in order to determine whether they meet capitalization requirements. General and administrative expenses are comprised of personnel costs and occupancy costs for administrative, executive and finance personnel.

    We primarily market and sell our products and services through a direct sales force in North America. We derive a portion of our revenues from international sales, which constituted approximately 1% and 6% of our total revenues in the years 2001 and 2000, respectively. International sales are derived from Europe (primarily Italy and Germany), and Asia (primarily Korea, China and Japan). Our international sales currently are United States dollar-denominated. As a result, an increase in the value of the United States dollar relative to foreign currencies could make our products and services less competitive in international markets.

    For the years ended December 31, 2001 and 2000, we derived approximately 26.5% and 69.8%, respectively, of our total revenues from license revenues and approximately 73.5% and 30.2%, respectively, of our total revenues from service revenues. During 2001, revenues generated from CSPs were approximately $7.9 million and revenues generated from network equipment vendors for LNP solutions, application development tools and related services were approximately $2.0 million. During 2000, revenues generated from CSPs were $32.1 million and revenues generated from network equipment vendors were approximately $14.9 million.

    We had one customer accounting for 19% of revenues for the year ended December 31, 2001 and no customers, which accounted for more than 10% of revenues for the year ended December 31, 2000. We anticipate that our results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. In addition, we anticipate that our results of operations in any given period will also continue to depend on our customers' cash flow and ability to obtain external financing. As a result of this customer concentration and the uncertainty in the customer's financing, our revenues, financial condition and results of operations may be subject to substantial period-to-period fluctuations.

RESTRUCTURING AND IMPAIRMENT CHARGES

    During 2001, we deemed it necessary to reduce and consolidate our workforce in the United States and Canada by 178 employees and close our Canadian facility due to changes and deterioration of conditions in the marketplace, and discontinue certain product lines in an effort to conserve cash.

    The approximate restructuring and impairment charges recorded in 2001 are summarized as follows:

Work force reductions.......................................  $ 2,141,000
Fixed assets impairments and future non-refundable fixed
  asset lease payments......................................    3,888,000
Software and acquired technology asset impairments..........    6,675,000
Goodwill asset impairment...................................      731,000
Covenant not to compete asset impairment....................      417,000
Future rent payments for Plano, Texas facility..............    1,256,000
Prepaid software license impairment.........................      185,000
Capitalized software impairment.............................      371,000
Other.......................................................       47,000
                                                              -----------
Total 2001 restructuring and impairment charges.............  $15,711,000
                                                              -----------
                                                              -----------

    For the year ended December 31, 2001, the amount of termination benefits paid to employees due to the above restructurings was approximately $1.9 million.

MERGER

    On June 26, 2001, we announced an agreement to merge with ISPsoft which was completed on January 31, 2002. Headquartered in New Jersey, ISPsoft has developed what we believe to be is a more technically advanced version of the IP provisioning software that is available today. The market for next generation software-based provisioning systems is expected to grow from approximately $800 million in 2001 to almost $1.6 billion in 2004, according to a report by the research and consulting firm IDC. ISPsoft security holders received (i) an aggregate of 2,281,143 registered shares of DSET common stock; (ii) $1,000,000 in cash; (iii) an aggregate of $800,000 of notes payable and payment of $544,519 in cash in exchange for certain debts payable by ISPsoft to certain ISPsoft security holders and/or affiliates; and (iv) the potential for milestone payments aggregating up to $500,000 in cash and/or unregistered shares of our common stock in exchange for their ISPsoft securities in the merger. We also granted 241,483 options to purchase shares of our common stock upon the assumption of 2,781,010 issued and outstanding options to purchase shares of ISPsoft common stock. The merger will be accounted for under Statement of Financial Accounting Standard ('SFAS') No. 141. During 2001, in connection with the merger, we loaned ISPsoft $3,850,000 to fund its operations.

RIGHTS PLAN

    We announced on July 23, 2001 that our Board of Directors had adopted a shareholder rights plan (the 'Rights Plan'). Under the Rights Plan, each shareholder of record on July 31, 2001 received a distribution of one right for each share of DSET common stock held. Initially the Rights are represented by our common stock certificates, are not traded separately from our common stock, and are not exercisable. The Rights become exercisable only if an entity acquires, or announces a tender offer, that would result in ownership of 15% or more of our common stock, at which time each Right would enable the holder to buy one one-thousandth of a share of our Series A Junior Participating Preferred Stock at an exercise price of $20, subject to adjustment. The actual number of shares acquirable by the holder equals $20 divided by one-half of the then current market price of our common stock. Additionally, the Rights Plan provides that in the event of a subsequent merger or other acquisition of us, the holders of the Rights will be entitled to buy shares of common stock of the acquiring entity at one-half of the market price of the acquiring company's shares.

NASDAQ NOTICES

    On February 14, 2002, we received notice from the Nasdaq Stock Market, Inc. ('Nasdaq') that for the preceding 30 consecutive trading days, our common stock had not maintained the minimum Market Value of Publicly Held Shares ('MVPHS') of $5,000,000 as required for continued inclusion by Marketplace Rule 4450(a)(2) (the 'Rule') on the Nasdaq National Market. MVPHS equals the closing bid price multiplied by that portion of a company's outstanding shares which is in the hands of public investors (i.e., shares not held by company officers, directors, or investors who hold a controlling interest in the company). Therefore, in accordance with Marketplace Rule 4450(e)(1), we have 90 calendar days, or until May 15, 2002, to regain compliance. If compliance with the Rule cannot be demonstrated by May 15, 2002, our securities will be delisted from the Nasdaq National Market.

    On March 5, 2002, we received notice from the Nasdaq that for the previous 30 consecutive trading days, the price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(a)(5) (the '$1.00 Rule'). Therefore, in accordance with Marketplace Rule 4450(e)(2), we have 90 calendar days, or until June 3, 2002, to regain compliance. If compliance with the $1.00 Rule cannot be demonstrated by June 3, 2002, our securities will be delisted from the Nasdaq National Market.

    We are currently exploring our options and responses to both of these notices, including a possible move to the Nasdaq SmallCap Market, which under the current Nasdaq rules will permit us additional time to address both issues. We currently maintain a sufficient minimum MVPHS to remain on the Nasdaq SmallCap Market. However, if we cannot regain compliance with the $1.00 minimum bid requirement of both the Nasdaq National Market and the Nasdaq SmallCap Market, we will no longer be eligible to remain on the Nasdaq SmallCap market. We would, however, be eligible for trading on the Nasdaq OTC Bulletin Board.

    If Nasdaq delists our common stock from the National Market System, it could become subject to Rule 15g-9 under the Exchange Act, which imposes additional sales practice requirements on broker/dealers that sell such securities to persons other than established customers and 'accredited investor' (generally, an individual with a net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,00 together with his or her spouse's income). For transactions covered by this rule, a broker/dealer must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the sale. Consequently, the rule may adversely affect the ability of the holders of our common stock to sell their shares in the secondary market.

    Regulations of the SEC define 'penny stock' to be any non-Nasdaq equity security that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction of penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. The SEC also requires disclosure about commissions payable to both the broker/dealer and its registered representative and information regarding current quotations of the securities. Finally, the SEC requires that monthly statements be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

    If our common stock were subject to the rules on penny stocks, the market liquidity for our common stock could be severely and adversely affected.

TAX REFUND

    On March 9, 2002, President George W. Bush signed into law the 'Job Creation and Worker Assistance Act' (H.R. 3090) which should allow us to collect an estimated $1.1 million federal tax refund pursuant to the temporary extension of the general NOL carry back period to five years (from two years under present law) for Net Operating Losses ('NOLs') arising in taxable years ending in 2001 and 2002.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

    Revenues. Total revenues decreased by 78.9% to $9.9 million in the year ended December 31, 2001 from $47.0 million in the year ended December 31, 2000. License revenues decreased by 92.0% to $2.6 million in the year ended
December 31, 2001 from $32.9 million in the year ended December 31, 2000. This decrease was attributable to a downturn in the telecommunications industry, especially in our market niche, resulting in a reduction in orders by prospective customers due to poor operating results of the CSPs and the absence of available funding from capital markets to these prospective customers. Service revenues decreased 48.7% to $7.3 million in the year ended December 31, 2001 from $14.2 million in the year ended December 31, 2000. This decrease was attributable to a $3.3 million decrease in Local Number Portability ('LNP') custom projects and maintenance, a $2.9 million decrease in network solutions revenue and a $689,000 decrease in carrier solutions service revenue. The large decrease is due to the transition from network solutions and LNP business to carrier solutions in 2001. Revenues recorded using the percentage of completion method of contract accounting amounted to $165,000 in the year ended
December 31, 2001 as compared to $6.3 million in the year ended December 31, 2000 ($3.5 million for carrier solutions; $2.6 million for LSMS/LNP; and $200,000 for network solutions; ). Trading partner network implementation service revenue increased to $1.5 million in the year ended December 31, 2001 as compared to $1.3 million in the year ended December 31, 2000. Maintenance revenues for gateways increased to $4.2 million in the year ended December 31, 2001 as compared to $1.8 million in the year ended December 31, 2000.

    Gross profit. Our gross profit decreased 89.1% to $3.5 million in the year ended December 31, 2001 from $31.9 million in the year ended December 31, 2000. Gross profit percentage for license revenues decreased to 55.2% in the year ended December 31, 2001 from 87.9% in the year ended December 31, 2000 due to lower sales volume, offset by less amortization of acquired technology and capitalized software development costs. Gross profit percentage for service revenues increased to 27.8% in the year ended December 31, 2001 from 21.6% in the year ended December 31, 2000. The increase in gross profit percentages was attributable to staff reductions and other cost-saving measures in professional services.

    Sales and marketing expenses. Sales and marketing expenses decreased 47.0% to $6.4 million in the year ended December 31, 2001 from $12.1 million in the year ended December 31, 2000. The decrease in sales and marketing expenses was attributable to a $2.3 million reduction in commission expense due to the reduction in sales activity, a $1.1 million decrease in travel expenses, a $1.5 million decrease in personnel related costs, a $500,000 decrease in contract labor, a $150,000 increase in depreciation and occupancy costs, a $100,000 decrease in sales meeting costs and a $350,000 net decrease in other miscellaneous costs.

    Research and product development expenses. Research and product development expenses decreased 47.6% to $9.7 million in the year ended December 31, 2001 from $18.5 million in the year ended December 31, 2000. The decrease is mainly attributable to a $4.7 million decrease in personnel related expenses, a $2.1 million decrease in contract labor, a $1.3 million decrease in occupancy and depreciation costs, a $400,000 decrease in travel expenses, a $100,000 decrease in equipment rental, and a $200,000 net decrease in other expenses.

    General and administrative expenses. General and administrative expenses decreased 18.9% to $5.6 million in the year ended December 31, 2001 from $6.9 million in the year ended December 31, 2000. The decrease in general and administrative expenses was due to a $1.4 million decrease in recruiting expenses, a $800,000 decrease in legal and accounting expenses, a decrease of $350,000 due to setting up an officer loan reserve in 2000, offset by a $700,000 increase in personnel related expenses, and a $500,000 increase in depreciation and occupancy costs. Due to the relative reduction of non-administrative personnel, administrative departments have absorbed a larger portion of the facilities costs of the Bridgewater, New Jersey facility.

    Bad debt expense and other charges. Bad debt expense decreased to approximately $275,000 in the year ended December 31, 2001 from approximately $13.4 million in the year ended December 31, 2000. The decrease was due to the high volume of allowances in 2000, and the relatively low volume of sales and receivables in 2001. The bad debt expenses recognized in the year ended
December 31, 2001 consisted of the following components: recognition of bad debt expense due to customers that discontinued projects or stated their intention not to pay ($497,000), a customer that did not fulfill its payment program after resolving outstanding disputes ($252,000), the declaration of bankruptcy by two customers ($236,000), the resolution of a $400,000 customer credit recorded as a liability and a $311,000 resolution of royalties on accounts receivable that have been written-off. Bad debt expense as a percentage of sales was 2.8% in the year ended December 31, 2001 as compared to 28.4% in the year ended
December 31, 2000. The $13.4 million bad debt expense of 2000 was composed of the uncertainty of funding for the CSPs ($10.6 million), a major customer declaring bankruptcy ($1.6 million) and settlement of a dispute with a customer with a reserve for future credits that may be granted to that customer
($1.2 million).

    Set forth below is a schedule comparing our bad debt expenses recorded with the periods in which the corresponding revenue was recognized:

                                            BAD DEBT EXPENSE RELATED TO QUARTER REVENUE RECOGNIZED
                         ---------------------------------------------------------------------------------------------
                          1999     Q1 '00    Q2 '00    Q3 '00    Q4 '00   Q1 '01   Q2 '01   Q3 '01   Q4 '01     TOTAL
                          ----     ------    ------    ------    ------   ------   ------   ------   ------    -------
                                                            (DOLLARS IN THOUSANDS)
Total revenue..........  $44,629   $11,598   $16,234   $13,867   $5,343   $3,415   $2,616   $2,015   $1,869   $101,586
Total Q1 '01 bad debt
  expense..............  $   302   $ --      $   134   $     4   $ --     $ --     $ --     $ --     $ --     $    440
Total Q2 '01 bad debt
  expense..............  $   307   $     4   $    95   $    96   $   23   $   20   $ --     $ --     $ --     $    545
Total Q3 '01 bad debt
  expense..............  $ --      $ --      $ --      $ --      $ --     $    1   $ --     $ --     $ --     $      1
Total Q4 '01 bad debt
  expense..............  $ --      $   (77)  $  (107)  $  (492)  $  (35)  $ --     $ --     $ --     $ --     $   (711)

    Amortization of goodwill and other intangibles. Amortization expense decreased to approximately $283,000 in the year ended December 31, 2001 as compared to $419,000 in the year ended December 31, 2000. The reduction is due to the asset impairments for goodwill and other intangible assets recorded during 2001.

    Restructuring and impairment charges. Restructuring and impairment charges in the year ended December 31, 2001 were $15.7 million. These charges were comprised of asset impairments of $8.3 million for the carrying value of certain software licenses related to acquired technology and goodwill (net), $5.2 million for fixed asset impairment and non-refundable future lease payments, and $2.2 million in severance charges related to the March, June and October 2001 staffing reductions. Restructuring and impairment charges totaled $2.2 million in 2000 and were comprised of employee severance and related personnel expenses of $602,000 as the result of consolidation of our three development centers into two centers, a charge of $1.3 million for the write-down of certain intangible assets associated with products no longer being offered for sale or technology that will not be used in our products going forward and a charge of $278,000 for the disposition of our subsidiary in China (Chengdu DSET Science and Technology Co.).

    Interest expense and other income (expense). Interest expense and other income (expense) decreased to $46,000 for the year ended December 31, 2001 from $183,000 for the year ended December 31, 2000 due to sublet rental income of $65,000 for the third floor of the Bridgewater, New Jersey office in 2001 for which we had accrued for in prior quarters.

    Interest income and realized gains and losses on marketable securities. Interest income and realized gains and losses on marketable securities decreased to approximately $1.5 million in the year ended December 31, 2001 as compared to approximately $2.1 million in the year ended December 31, 2000. This decrease was due to lower marketable security balances in 2001 due to the funding of operations and reduced interest rates due to the economic climate offset by increased realized gains from redemptions of marketable securities. The realized gain on marketable securities was $529,000 and $121,000 in 2001 and 2000, respectively.

    Provision (benefit) for income taxes. Our effective tax rate was approximately a provision of 0.8% and a benefit of 4.6% for the years ended December 31, 2001 and 2000, respectively. The provision recorded in 2001 is the result of a change in estimate of the income tax receivable as compared to when the return was actually prepared and to the realized gains from redemptions of marketable securities. In the year ended December 31, 2000, the tax benefit reflected research and development and foreign tax credits offset by state income taxes. The 2001 and 2000 rates differ substantially from the statutory rate due to a valuation allowance of approximately $18.6 million and $6.9 million, respectively, against the net operating loss carry-forwards.

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

    Gross profit. Our gross profit decreased 10.7% to $31.9 million in 2000 from $35.7 million in 1999. Gross profit percentage decreased to 67.8% of total revenues in 2000 from 80.1% in 1999. Gross profit percentage for license revenues decreased to 87.8% in 2000 from 92.4% in 1999 due to amortization of acquired technology and increased royalty expenses. Gross profit percentage for service revenues decreased to 21.6% in 2000 from 65.6% in 1999. This decrease was attributable to a $2.8 million increase in personnel and related costs and a $1.5 million increase in the use of system integrators to complete installation services and lower sales volume. Implementations were much more costly due to many orders coming at the same time and paying for the learning curves of new employees, borrowed employees from other areas of the business and outside contractors.

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

    An abrupt and significant downturn in the CSP market occurred in the second half of 2000 due to the sudden withdrawal of additional financing to the CSPs. The withdrawal of additional funding had an immediate and detrimental impact on the CSPs as they have highly capital-intensive business models. Additionally, many existing customers decided to reduce their expenses and preserve cash and as a result informed us that they would not honor their obligations. For these reasons, bad debt expense as a percentage of sales was 28.4% for the year ended December 31, 2000 as compared to 1.5% for the same period of the preceding year. Based upon our credit analysis at the time of contract signing, we believed that for these customers collection was probable in accordance with SOP 97-2 and therefore we recognized revenue. Our history of write-offs was minimal prior to the third quarter of 2000. The changes in the availability of financing in the second half of 2000 contrasted with the environment of the first half of 2000 and all of 1999 when these same companies were successfully and regularly obtaining large capital commitments to complete and expand their business plans. Our collection process, in place since 1999, continues from the credit assessment we conduct prior to contract signing through the delivery/installation of the software and concludes upon the collection or ultimate disposition of the receivable. A key element of the process includes ongoing participation by sales, project management and accounting. As invoices approach their due date, we increase participation by accounting, sales and project management as necessary. The collection process is an ongoing activity where senior management is kept regularly updated on account status and issues and participates in regular communication with top level management of our customers.

    Set forth below is a schedule comparing our bad debts recorded in the year ended December 31, 2000 with the periods in which the corresponding revenue was recognized:

                                                BAD DEBT EXPENSE RELATED TO QUARTER REVENUE RECOGNIZED
                                 ------------------------------------------------------------------------------------
                                 Q1 '99   Q2 '99   Q3 '99    Q4 '99    Q1 '00    Q2 '00    Q3 '00    Q4 '00    TOTAL
                                 ------   ------   ------    ------    ------    ------    ------    ------    -----
                                                                (DOLLARS IN THOUSANDS)
Total revenue..................  $7,476   $9,118   $12,909   $15,126   $11,598   $16,234   $13,867   $5,343   $91,671
Total Q1 '00 bad debt
  expense......................  $   42   $   52   $    73   $    86   $    --   $    --   $    --   $   --   $   253
Total Q2 '00 bad debt
  expense......................  $   82   $   99   $   141   $   165   $   126   $    --   $    --   $   --   $   613
Total Q3 '00 bad debt
  expense......................  $   96   $  255   $    67   $   189   $ 2,585   $ 1,734   $    --   $   --   $ 4,926
Total Q4 '00 bad debt
  expense......................  $  216   $  277   $   833   $     7   $   456   $ 3,253   $ 2,544   $   --   $ 7,586

    As noted in the chart above, the accounts receivable related to these bad debt charges were the result of revenue recognized in earlier periods from 1999 through the third quarter of 2000, prior to the sudden major downturn in market conditions in the telecommunications industry. At the time that the revenue was recognized, we believed that collection of the receivables was probable based on the financial status of the customer at that time. Revenue was invoiced within standard credit terms, 30 to 90 days. We did not have any significant bad debt experience prior to the third quarter of 2000.

However, we regularly reviewed individual overdue customer accounts and pursued collection as appropriate.

    We also settled a dispute with a customer related to network products and wrote off certain accounts receivable in 2000 amounting to $1.2 million inclusive of a reserve of $400,000 for product credits that were granted to that customer in 2001.

    Restructuring and impairment charges. Restructuring and impairment charges totaled $2.2 million in 2000 as compared to none in 1999. These charges in 2000 are for employee severance and related personnel expenses of $602,000 as the result of consolidation of our three development centers into two centers, a charge of $1.3 million for the write-down of certain intangible assets associated with products no longer being offered for sale or technology that will not be used in our products going forward and a charge of $278,000 for the disposition of our subsidiary in China (Chengdu DSET Science and Technology Co.).

    Amortization of goodwill. Amortization expense increased to approximately $419,000 in 2000 as compared to $200,000 in 1999. This increase was due to amortization of goodwill from the Konark acquisition, which occurred in September 1999.

    Interest expense and other income (expense). Interest expense and other income (expense) was $183,000 in 2000 and $179,000 in 1999.

    Interest income and realized gains and losses on marketable securities. Interest income decreased to $2.1 million in 2000 as compared to $2.2 million for 1999. This decrease was due to slightly lower cash balances during the year.

    Provision (benefit) for income taxes. In 2000, due to the net loss, there is a 4.6% effective tax rate benefit while in 1999 there was an effective tax rate of 33.3%. The 2000 rate differs substantially from the statutory rate due to a valuation allowance of $6.9 million against the deferred tax assets. In making this assessment, we considered, in particular, the unpredictability of both the customers' funding and our revenues. In 1999, the effective tax rate was lower than the statutory tax rates due to the utilization of research and development tax credits.

LIQUIDITY AND CAPITAL RESOURCES

    Our consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. At December 31, 2001 and 2000, respectively, we had accumulated deficits of $35.8 million and $2.6 million and working capital of $8.5 million and $35.3 million, respectively. We also realized net losses of $33.3 million for the year ended December 31, 2001 and $18.8 million for the year ended December 31, 2000. Revenue decreased from $47.0 million in 2000 to $9.9 million in 2001. This raises substantial doubt about our ability to continue as a going concern. The losses and deficits resulted principally from the lack of demand for our products due to a major downturn in the telecommunications industry which began in the second half of the year 2000 (and continues to present), having its most acute impact on CSPs, our primary targeted customers. This downturn was brought about by the sudden withdrawal of available financing to the CSPs from traditional sources, to our customers and future customers. Many of our customers have declared bankruptcy, refused to pay us or delayed additional purchases. This has resulted in the significant impairment of tangible and intangible assets, excess capacities and bad debts. We have taken action to mitigate these circumstances by reducing headcount, subletting facilities and searching for additional financing to return to positive cash flow and profitability.

    In addition, we have received two non-compliance notifications from the Nasdaq Stock Market, Inc. ('Nasdaq').

    On February 14, 2002, we received notice from Nasdaq that for the preceding 30 consecutive trading days, our common stock had not maintained the minimum Market Value of Publicly Held Shares ('MVPHS') of $5,000,000 as required for continued inclusion by Marketplace Rule 4450(a)(2) (the 'Rule') on the Nasdaq National Market. MVPHS equals the closing bid price multiplied by that portion of a company's outstanding shares which is in the hands of public investors (i.e., shares not held by company officers, directors, or investors who hold a controlling interest in the company). Therefore, in accordance with Marketplace Rule 4450(e)(1), we have 90 calendar days, or until May 15, 2002, to regain compliance. If compliance with the Rule cannot be demonstrated by May 15, 2002, we will receive notification that our securities will be delisted from the Nasdaq National Market.

    On March 5, 2002, we received notice from the Nasdaq that for the previous 30 consecutive trading days, the price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(a)(5) (the '$1.00 Rule'). Therefore, in accordance with Marketplace Rule 4450(e)(2), we have 90 calendar days, or until June 3, 2002, to regain compliance. If compliance with the $1.00 Rule cannot be demonstrated by June 3, 2002, we will receive notification that our securities will be delisted from the Nasdaq National Market.

    Our failure to meet Nasdaq's maintenance criteria in the future may result in the delisting of our common stock from the Nasdaq National Market. In such event, trading, if any, of our common stock may then continue to be conducted in the over-the-counter market, in what is commonly referred to as the electronic bulletin board or 'pink sheets'. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock. In addition, in the event our common stock is delisted, broker-dealers would have certain regulatory burdens imposed upon them, which may discourage them from effecting transactions in our common stock, further limiting the liquidity thereof. This may have the effect of limiting our ability to raise additional financing.

    If Nasdaq delists our common stock from the National Market System, it could become subject to Rule 15g-9 under the Exchange Act, which imposes additional sales practice requirements on broker/dealers that sell such securities to persons other than established customers and 'accredited investor' (generally, an individual with a net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,00 together with his or her spouse's income). For transactions covered by this rule, a broker/dealer must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the sale. Consequently, the rule may adversely affect the ability of the holders of our common stock to sell their shares in the secondary market.

    Regulations of the SEC define 'penny stock' to be any non-Nasdaq equity security that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction of penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. The SEC also requires disclosure about commissions payable to both the broker/dealer and its registered representative and information regarding current quotations of the securities. Finally, the SEC requires that monthly statements be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

    If our common stock were subject to the rules on penny stocks, the market liquidity for our common stock could be severely and adversely affected.

    Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations as they come due. We believe that the recent cost restructurings (including work force reductions) and the merger with ISPsoft will enhance our cash flows from operations. Additional financing may still be required for us to fund our operating and capital requirements through 2002. If cash flows are insufficient, there would be a material adverse effect on our financial position and operations and our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of these uncertainties. We cannot be certain that additional debt or equity financing will be available when required or, if available, that it can secure it on terms satisfactory to us.

    Since our inception in 1989, we financed our operations primarily through cash generated by operations and cash raised through our March 1998 initial public offering.

    At December 31, 2001, our principal source of liquidity was our cash and cash equivalents which totalled $13.0 million.

    Our operating activities provided (used) cash of ($15.3) million, $1.1 million and ($150,000) for the years ended December 31, 2001, 2000 and 1999, respectively. Cash used by operations in 2001 was primarily attributable to a net loss adjusted for the non-cash charges for amortization of goodwill and other intangibles, depreciation and restructuring, as well as a decrease in accounts receivable, prepaid expenses and income taxes receivable, offset by decreases in accounts payable, accruals and deferred revenues.

    Cash provided (used) in investing activities in the years ended
December 31, 2001, 2000 and 1999 was $22.2 million, $3.4 million and ($9.1)
million, respectively. Investing activities in 2001 included the net redemption of $28.1 million of marketable securities, the loan of $3.8 million to ISPsoft to fund their operations as part of the agreement and plan of merger between us, the advance payment of $400,000 of funds for expenses in connection with such merger which was finalized on January 31, 2002, the purchase of approximately $900,000 of capital equipment and leasehold improvement expenditures and the purchase of $700,000 of acquired technology.

    We expect minimal capital equipment and leasehold improvement expenditures to be made in 2002. We have made approximately $600,000 in additional loans to ISPsoft to finance their operations in January 2002 as part of the agreement and plan of merger and expect approximately $3.1 million of additional monies to be paid out associated with such merger in 2002 for merger expenses and cash portion of the purchase price.

    We generated (used) approximately ($1.3) million, $610,000 and $2.3 million in cash from financing activities in the years ended December 31, 2001, 2000 and 1999, respectively. During 2001, we paid $1.0 million in note obligations in connection with previously acquired technology. An additional $500,000 was paid in March 2002.

    Accounts receivable, net, decreased to $824,000 at December 31, 2001 from $6.2 million at December 31, 2000, primarily as a result of decreased sales and the collection of outstanding receivables. Included in accounts receivable at December 31, 2001 was $7.4 million for trade receivables and $1.1 million for unbilled project revenue as compared to $16.1 million for trade receivables and $2.9 million for unbilled project revenue at December 31, 2000. Four customers accounted for 17%, 15%, 15%, and 13% of gross accounts receivable, respectively, at December 31, 2001. The allowance for doubtful accounts was $7.7 million at December 31, 2001 as compared to $12.3 million at December 31, 2000. Unbilled project revenue is the excess amount of revenue recognized through percentage of completion that has not been billed to the customer. Payment terms to customers are generally net zero to net ninety days. We bill our foreign customers in U.S. dollars at agreed-upon contractual terms. Accounts receivable includes approximately $31,000 and $628,000 from foreign customers at December 31, 2001 and December 31, 2000, respectively.

    In June 1999, we entered into a five-year capital lease agreement at an annual interest rate of 8.21% for equipment, furniture and fixtures at our new office facilities. Assets recorded under this lease are included in fixed assets. Annual lease payments approximate $180,000.

    In August 2000, we renewed an unsecured revolving credit facility with a bank totaling $5 million. Borrowings under this line of credit bear interest at the bank's prime rate less 0.25% on amounts outstanding of less than $1 million and at the bank's prime rate for aggregate principal amounts exceeding $1 million. No borrowings under this line were outstanding at December 31, 2001 or 2000. On August 14, 2001, we received notice that the line of credit was terminated due to non-compliance with the covenants of the loan.

    Although we have historically incurred several million dollars per year in research and development related expenses, we currently are not, and do not anticipate undertaking any significant research and development projects in the immediate future. Based upon market demand for our products and demand, if any, for modifications thereof, we may undertake research and development initiatives in future years of significant scope and magnitude.

    Based on our plan which included the merger with ISPsoft and our search for additional financing, we believe that the existing and expected cash and cash equivalent balances net of the expected cash outflow from the expected loss from operations should be sufficient to meet our liquidity and capital spending requirements through the end of December 31, 2002. However, a further downturn in the telecommunications industry, acquisitions of complementary businesses, products or technologies may require us to seek additional financing prior to that time. We cannot be certain that additional debt or equity financing will be available when required or, if available, that we can secure it on terms satisfactory to us.

    Contractual obligations including interest on these obligations are as follows:

                                                            PAYMENTS DUE BY PERIOD
                                      ------------------------------------------------------------------
      CONTRACTUAL OBLIGATIONS            TOTAL         2002       2003 & 2004   2005 &2006    AFTER 2006
      -----------------------            -----         ----       -----------   ----------    ----------
Long-term debt......................  $   500,000   $   500,000   $   --        $   --        $   --
Capitalized lease obligations.......      466,395       180,540       285,855       --            --
Operating leases (equipment)*.......    1,703,660     1,116,357       522,497       64,806        --
Rental lease obligations*'D'........   13,474,458     2,350,079     4,659,986    3,073,737     3,390,656
NJTC Venture Fund commitment........      900,000       300,000       600,000       --            --
                                      -----------   -----------   -----------   ----------    ----------
    Total contractual cash
      obligations...................  $17,044,513   $ 4,446,976   $ 6,068,338   $3,138,543    $3,390,656

Sublessor agreements*...............   (2,955,155)   (1,074,772)   (1,880,383)      --            --
                                      -----------   -----------   -----------   ----------    ----------
Net.................................  $14,089,358   $ 3,372,204   $ 4,187,955   $3,138,543    $3,390,656
                                      -----------   -----------   -----------   ----------    ----------
                                      -----------   -----------   -----------   ----------    ----------

---------

* $1.9 million is included in accrued restructuring in the consolidated financial statements for the period which we assume that these obligations will not be recoverable.

'D' Includes rent obligation for ISPsoft in Shrewsbury, New Jersey

    We may seek additional funding through collaborative arrangements, borrowing money and by the sale of additional equity securities. Any sales of additional equity securities are likely to result in further dilution to our then existing shareholders. Further, if we issue additional equity securities, the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. Alternatively, we may borrow money from conventional lenders, possibly at high interest rates, which may affect the value of your holdings. Despite our efforts, funding may not be available to us at all or only on terms that are unacceptable to us. We also could be required to seek funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products which we would otherwise pursue on our own.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In July 2001, the FASB issued Statements of Financial Accounting Standard No. 141, ('SFAS 141') 'Business Combinations' and No. 142, ('SFAS 142') 'Goodwill and Other Intangible Assets.' SFAS 141 supersedes Accounting Principles Board ('APB') Opinion No. 16, 'Business Combinations' and SFAS 38, 'Accounting for Preacquisition Contingencies of Purchased Enterprises' and requires that all business combinations be accounted for only by the purchase method and eliminating the pooling-of-interests method. SFAS 141 is effective for all business combinations completed after July 1, 2001. SFAS 142 supersedes APB Opinion No. 17, 'Intangible Assets' and prohibits amortization of goodwill and other intangible assets that have an indefinite life over a period of time. SFAS 142 is effective for all fiscal years beginning after December 15, 2001. However, all goodwill and intangible assets that are acquired after June 30, 2001 are immediately subject to the SFAS 142. DSET will account for the acquisition of ISPsoft in accordance with SFAS 141 and SFAS 142.

    Upon DSET's adoption of SFAS 141 and SFAS 142, DSET does not expect to amortize goodwill and other intangibles acquired after June 30, 2001, unless such goodwill or other intangibles possesses a finite life. The amortization of goodwill acquired before June 30, 2001 will be discontinued at January 1, 2002.

    In August 2001, the FASB issued SFAS 143, 'Accounting for Asset Retirement Obligations,' which addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The effective date for SFAS 143 is for financial statements issued for fiscal years beginning after

June 15, 2002. We do not expect that the adoption of the provisions of SFAS 143 will have a material impact on our results of operations or financial position.

    In August 2001, SFAS 144, 'Accounting for the Impairment or Disposal of Long-Lived Assets,' was issued, replacing SFAS 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of' and portions of APB Opinion 30, 'Reporting the Results of Operations.' SFAS 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria to be met to classify an asset as held-for-sale. SFAS 144 retains the requirement of APB Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held-for-sale. SFAS 144 is effective January 1, 2002. Weis currently evaluating the impact of this Statement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    We believe that it is not subject to a material impact to our financial position or results of operations relating to market risk associated with foreign currency rates or derivative securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at 'Item 14, Exhibits, Financial Statement Schedules and Reports on Form 8-K'. Quarterly financial data is found at Note 17 of the Notes to the Consolidated Financial Statements.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

    We refer the reader to the discussion under the headings 'Election of Directors' and 'Executive Officers' in DSET's definitive proxy statement for the 2002 Annual Meeting of Shareholders, which is incorporated herein by reference to such proxy statement.

ITEM 11. EXECUTIVE COMPENSATION.

    We refer the reader to the discussion under the heading 'Executive Compensation' in DSET's definitive proxy statement for the 2002 Annual Meeting of Shareholders, which is incorporated herein by reference to such proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    We refer the reader to the discussion under the heading 'Security Ownership of Certain Beneficial Owners and Management' in DSET's definitive proxy statement for the 2002 Annual Meeting of Shareholders, which is incorporated herein by reference to such proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    We refer the reader to the discussion under the heading 'Certain Relationships and Related Transactions' in the Company's definitive proxy statement for the 2002 Annual Meeting of Shareholders, which is incorporated herein by reference to such proxy statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)  Financial Statements.
        Reference is made to the Index to Consolidated Financial
        Statements and Schedules on page F-1.
  (2)   Financial Statement Schedule.
        Reference is made to the Index to Consolidated Financial
        Statements and Financial Statement Schedule on page F-1.
  (3)   Exhibits.
        Reference is made to the Index to Exhibits on page 44.
        Reports on Form 8-K.
(b)     No Reports on Form 8-K were filed during the quarter ended
        December 31, 2001.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 1st day of April 2002.

                                                      DSET CORPORATION


                                          By:     /S/ WILLIAM P. MCHALE, JR.
                                              ..................................
                                                   WILLIAM P. MCHALE, JR.
                                                   CHIEF EXECUTIVE OFFICER

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

                SIGNATURE                                    TITLE                        DATE
                ---------                                    -----                        ----
        /S/ WILLIAM P. MCHALE, JR.          Chief Executive Officer and Chairman of
 .........................................    the Board of Directors (Principal
         (WILLIAM P. MCHALE, JR.)             Executive Officer)                      April 1, 2002

             /S/ BINAY SUGLA                President and Member of the Board of
 .........................................    Directors
              (BINAY SUGLA)                                                           April 1, 2002

           /S/ BRUCE M. CROWELL             Chief Financial Officer (Principal
 .........................................    Financial and Accounting Officer)
            (BRUCE M. CROWELL)                                                        April 1, 2002

          /S/ JACOB J. GOLDBERG             Director
 .........................................
           (JACOB J. GOLDBERG)                                                        April 1, 2002

              /S/ ARUN INAM                 Director
 .........................................
               (ARUN INAM)                                                            April 1, 2002

           /S/ ANDREW D. LIPMAN             Director
 .........................................
            (ANDREW D. LIPMAN)                                                        April 1, 2002

            /S/ CARL PAVARINI               Director
 .........................................
             (CARL PAVARINI)                                                          April 1, 2002

            /S/ C. DANIEL YOST              Director
 .........................................
             (C. DANIEL YOST)                                                         April 1, 2002

                                 EXHIBIT INDEX

EXHIBIT NO.                         DESCRIPTION
-----------                         -----------
    *2.1    -- Agreement and Plan of Merger, dated as of June 26, 2001, as amended each of September 26, 2001, October 30, 2001
               and November 6, 2001, by and among DSET and ISPsoft Inc.,
               together with form of escrow agreement by and among DSET,
               Commerce Bank and Binay Sugla, as Indemnification
               Representative.(1)
     3.1    -- Amended and Restated Certificate of Incorporation of
               DSET.(2)
     3.2    -- Amended and Restated By-laws of DSET.(2)
     4.1    -- 1993 Stock Option Plan of DSET, as amended.(2)
     4.2    -- 1998 Stock Plan of DSET.(2)
     4.3    -- 2000 Stock Plan of ISPsoft.(1)
     4.4    -- Shareholder Rights Plan of DSET.(3)
     4.5    -- 1998 Stock Plan of DSET, as amended(1)
    10.1    -- Corporate Revolving and Term Loan Agreement between
               Manufacturers and Traders Trust Company and DSET dated
               August 5, 1997.(2)
  **10.2    -- Form of Indemnification Agreement executed by each of
               DSET's directors and executive officers.(2)
  **10.3    -- Employment Agreement dated January 1, 1998 between DSET and William P. McHale, Jr.(2)
    10.4    -- DSET Corporation 401(k) Plan.(2)
    10.5    -- Lease Agreement dated December 31, 1998 between
               Advance/GLBI L.L.C. and DSET.(4)
  **10.6    -- Form of Severance Agreement executed with each of DSET's executive officers.(5)
  **10.7    -- Form of Senior Executive Change in Control Agreement
               executed with each of DSET's executive officers.(5)
    10.8    -- 2001 Employee Stock Purchase Plan of DSET.(6)
    10.9    -- Secured Promissory Note issued by ISPsoft to DSET dated as of May 9, 2001.(1)
    10.10   -- Security Agreement dated May 7, 2001 by and between
               ISPsoft and DSET.(1)
    10.11   -- Secured Promissory Note issued by ISPsoft to DSET dated as of June 26, 2001.(1)
    10.12   -- Amended and Restated Security Agreement dated June 26,
               2001 by and between ISPsoft and DSET.(1)
    10.13   -- Amendment dated September 26, 2001 to Secured Promissory
               Note issued by ISPsoft to DSET dated as of June 26, 2001
               and the Amended and Restated Security Agreement dated
               June 26, 2001 by and between ISPsoft and DSET.(1)
    10.14   -- Secured Promissory Note issued by ISPsoft to DSET dated as of September 26, 2001.(1)
    10.15   -- Amendment dated November 5, 2001 to Secured Promissory
               Notes issued by ISPsoft to DSET dated as of June 26, 2001
               and September 26, 2001 and the Amended and Restated
               Security Agreement dated June 26, 2001 by and between
               ISPsoft and DSET.(1)
    10.16   -- Secured Promissory Note issued by ISPsoft to DSET dated as of November 5, 2001.(1)
    10.17   -- Secured Promissory Note issued by ISPsoft to DSET dated as of December 19, 2001.(1)
    10.18   -- Amendment dated December 19, 2001 to Secured Promissory
               Notes issued by ISPsoft to DSET dated as of June 26, 2001,
               September 26, 2001 and November 5, 2001 and the Amended
               and Restated Security Agreement dated June 26, 2001 by and between ISPsoft and DSET.(1)

    21      -- List of Subsidiaries of DSET.
    23      -- Consent of Independent Auditors.

---------

* DSET agrees to furnish supplementally a copy of any omitted schedules to this agreement to the Securities and Exchange Commission upon its request.

** A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(1) Incorporated by reference to DSET's Registration Statement on Form S-4 (File Number 333-65898) which became effective on December 20, 2001.

(2) Incorporated by reference to DSET's Registration Statement on Form S-1 (File Number 333-43827) which became effective on March 12, 1998.

(3) Incorporated by reference to DSET's Current Report on Form 8-K dated July 25, 2001.

(4) Incorporated by reference to DSET's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(5) Incorporated by reference to DSET's Annual Report on Form 10-K for the year ended December 31, 2000, as amended by DSET's Form 10-K/A for such fiscal year.

(6) Incorporated by reference to DSET's Definitive Proxy Materials filed with the Securities and Exchange Commission on April 30, 2001.

                       DSET CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................  F-2
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................  F-3
Consolidated Statements of Income (Loss) and Comprehensive
  Income (Loss) for the Years Ended December 31, 2001, 2000
  and 1999..................................................  F-4
Consolidated Statements of Changes in Shareholders' Equity
  for the Years Ended December 31, 2001, 2000 and 1999......  F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2001, 2000 and 1999..........................  F-6
Notes to Consolidated Financial Statements..................  F-7
Schedule II -- Valuation and Qualifying Accounts............  S-1

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of DSET Corporation:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income (loss) and comprehensive income (loss), changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of DSET Corporation and its subsidiaries (the 'Company') as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended
December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial operating losses and expects to incur additional operating losses in the future. The Company has also suffered significant declines in its revenues and used significant amounts of its cash to fund its operations during the year ended December 31, 2001. Additionally, the Company recently received notification from the Nasdaq Stock Market, Inc. ('Nasdaq') that it was not in compliance with Nasdaq requirements and therefore may be delisted from the Nasdaq National Market, which may limit the Company's ability to raise additional capital. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                          /s/ PricewaterhouseCoopers LLP

New York, New York
March 29, 2002

                       DSET CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2001          2000
                                                                 ----          ----
                           ASSETS
Current assets:
    Cash and cash equivalents...............................  $12,958,074   $ 7,314,254
    Marketable securities...................................      --         27,760,494
    Accounts receivable, net of allowance for doubtful
      accounts of $7,697,383 and $12,285,676 at
      December 31, 2001 and 2000, respectively..............      823,793     6,248,635
    Income taxes receivable.................................        8,416     3,561,201
    Prepaid licenses........................................      935,000       766,071
    Prepaid expenses and other current assets, net..........      329,864     1,768,709
                                                              -----------   -----------
        Total current assets................................   15,055,147    47,419,364
Acquired technology, net....................................      --          4,380,141
Software licenses, net......................................      --          2,257,101
Software development costs, net.............................      --            435,746
Fixed assets, net...........................................    2,173,139     4,999,684
Goodwill, net...............................................       19,004       928,141
Loans to ISPsoft, Inc.......................................    3,850,000       --
Merger and acquisition costs................................    1,042,985       --
Other assets, net...........................................      417,289       762,381
                                                              -----------   -----------
        Total assets........................................  $22,557,564   $61,182,558
                                                              -----------   -----------
                                                              -----------   -----------
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses...................  $ 2,459,972   $ 7,380,267
    Deferred revenues.......................................    2,293,214     3,088,086
    Accrued restructuring expenses..........................    1,177,154       647,779
    Current portion of notes payable........................      493,786       872,129
    Current portion of capital lease obligation.............      138,367       138,367
                                                              -----------   -----------
        Total current liabilities...........................    6,562,493    12,126,628
Long term notes payable.....................................      --            409,901
Long term accrued restructuring expenses....................    1,021,344       --
Deferred rent...............................................      549,566       505,264
Capital lease obligation....................................      282,494       423,304
Other liabilities...........................................       21,000       --
                                                              -----------   -----------
        Total liabilities...................................    8,436,897    13,465,097
                                                              -----------   -----------
    Commitments and contingencies (Notes 7 and 13)
Shareholders' equity:
    Preferred stock, no par value; 5,000,000 shares
      authorized, no shares issued or outstanding at
      December 31, 2001 and 2000............................      --            --
    Common stock, no par value; 10,000,000 shares
      authorized, 2,907,400 and 2,906,931 shares issued at
      December 31, 2001 and 2000, respectively; 2,801,259
      and 2,906,931 shares outstanding at December 31, 2001
      and 2000, respectively................................   50,138,022    50,169,404
    Deferred stock compensation.............................      --            (59,371)
    Accumulated deficit.....................................  (35,837,420)   (2,564,554)
    Other comprehensive (loss) income.......................      (21,875)      171,982
    Treasury stock, at cost (106,141 shares)................     (158,060)      --
                                                              -----------   -----------
        Total shareholders' equity..........................   14,120,667    47,717,461
                                                              -----------   -----------
        Total liabilities and shareholders' equity..........  $22,557,564   $61,182,558
                                                              -----------   -----------
                                                              -----------   -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                       DSET CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                        AND COMPREHENSIVE INCOME (LOSS)

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                       -----------------------------------------
                                                           2001           2000          1999
                                                           ----           ----          ----
Revenues:
    License revenues.................................  $  2,629,155   $ 32,850,731   $24,083,661
    Service revenues.................................     7,285,744     14,191,535    20,545,290
                                                       ------------   ------------   -----------
        Total revenues...............................     9,914,899     47,042,266    44,628,951
                                                       ------------   ------------   -----------
Cost of revenues:
    License revenues.................................     1,179,173      3,990,728     1,823,375
    Service revenues.................................     5,263,423     11,131,206     7,062,653
                                                       ------------   ------------   -----------
        Total cost of revenues.......................     6,442,596     15,121,934     8,886,028
                                                       ------------   ------------   -----------
        Gross profit.................................     3,472,303     31,920,332    35,742,923
                                                       ------------   ------------   -----------
Operating expenses:
    Sales and marketing..............................     6,431,243     12,128,855    11,971,515
    Research and product development.................     9,675,211     18,467,309    11,046,335
    General and administrative.......................     5,616,816      6,925,389     4,120,601
    Bad debt expense and other charges...............       275,446     13,378,237       665,116
    Amortization of goodwill and other intangibles...       283,083        418,736       199,629
    Restructuring and impairment charges.............    15,711,535      2,248,100       --
                                                       ------------   ------------   -----------
        Total operating expenses.....................    37,993,334     53,566,626    28,003,196
                                                       ------------   ------------   -----------
        Operating income (loss)......................   (34,521,031)   (21,646,294)    7,739,727
    Interest expense and other income (expense)......       (45,677)      (182,857)     (179,096)
    Interest income and realized gains and losses on
      marketable securities..........................     1,547,422      2,114,159     2,206,006
                                                       ------------   ------------   -----------
    Income (loss) before income taxes................   (33,019,286)   (19,714,992)    9,766,637
    Provision (benefit) for income taxes.............       253,580       (902,631)    3,249,907
                                                       ------------   ------------   -----------
    Net income (loss)................................  $(33,272,866)  $(18,812,361)  $ 6,516,730
                                                       ------------   ------------   -----------
Other comprehensive income (loss), net of tax
    Unrealized appreciation/(depreciation) on
      investments....................................      (179,824)       343,940      (204,239)
    Cumulative translation adjustment................       (14,033)        (7,129)          (69)
                                                       ------------   ------------   -----------
        Comprehensive income (loss)..................  $(33,466,723)  $(18,475,550)  $ 6,312,422
                                                       ------------   ------------   -----------
                                                       ------------   ------------   -----------
    Net income (loss) applicable to common shares....  $(33,272,866)  $(18,812,361)  $ 6,516,730
                                                       ------------   ------------   -----------
                                                       ------------   ------------   -----------
    Net income (loss) per common share...............  $     (11.61)  $      (6.61)  $      2.50
                                                       ------------   ------------   -----------
                                                       ------------   ------------   -----------
    Weighted average number of common shares
      outstanding....................................     2,866,462      2,846,959     2,606,313
                                                       ------------   ------------   -----------
                                                       ------------   ------------   -----------
    Net income (loss) per common share assuming
      dilution.......................................  $     (11.61)  $      (6.61)  $      2.36
                                                       ------------   ------------   -----------
                                                       ------------   ------------   -----------
    Weighted average number of common shares and
      common equivalent shares outstanding...........     2,866,462      2,846,959     2,766,682
                                                       ------------   ------------   -----------
                                                       ------------   ------------   -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                       DSET CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                       COMMON STOCK                        RETAINED     ACCUMULATED
                                 -----------------------     DEFERRED      EARNINGS        OTHER
                                  NUMBER                      STOCK      (ACCUMULATED  COMPREHENSIVE  TREASURY
                                 OF SHARES     AMOUNT      COMPENSATION    DEFICIT)    INCOME (LOSS)    STOCK      TOTAL
                                 ---------     ------      ------------    --------    -------------    -----      -----
Balance at December 31, 1998...  2,454,435   $41,912,361    $(494,306)   $ 9,731,077     $  40,123    $  --      $ 51,189,255
   Exercise of stock options...    230,058     2,135,508       --            --             --           --         2,135,508
   Conversion of warrants,
    net........................    30,570        --            --            --             --           --           --
   Tax benefit from exercise of
    stock options..............     --         1,642,532       --            --             --           --         1,642,532
   Amortization of deferred
    stock compensation.........     --           --           243,196        --             --           --           243,196
   Forfeitures of 22,663 shares
    of stock options...........     --           (54,373)      54,373        --             --           --           --
   Unrealized depreciation on
    investments, net...........     --           --            --            --           (204,239)      --          (204,239)
   Cumulative translation
    adjustment.................     --               644       --            --               (713)      --               (69)
   Net income..................     --           --            --          6,516,730        --           --         6,516,730
                                 ---------   -----------    ---------    ------------    ---------    --------   ------------
Balance at December 31, 1999...  2,715,063   $45,636,672    $(196,737)   $16,247,807     $(164,829)   $  --      $ 61,522,913
                                 ---------   -----------    ---------    ------------    ---------    --------   ------------
   Exercise of stock options...   181,336      2,115,130       --            --             --           --         2,115,130
   Conversion of warrants,
    net........................    10,532        --            --            --             --           --           --
   Tax benefit from exercise of
    stock options..............     --         2,534,565       --            --             --           --         2,534,565
   Amortization of deferred
    stock compensation.........     --           --            20,403        --             --           --            20,403
   Forfeitures of 6,564 shares
    of stock options...........     --          (116,963)     116,963        --             --           --           --
   Unrealized appreciation on
    investments, net...........     --           --            --            --            343,940       --           343,940
   Cumulative translation
    adjustment.................     --           --            --            --             (7,129)      --            (7,129)
   Net (loss)..................     --           --            --        (18,812,361)       --           --       (18,812,361)
                                 ---------   -----------    ---------    ------------    ---------    --------   ------------
Balance at December 31, 2000...  2,906,931   $50,169,404    $ (59,371)   $(2,564,554)    $ 171,982    $  --      $ 47,717,461
                                 ---------   -----------    ---------    ------------    ---------    --------   ------------
   Exercise of stock options...       469          4,538       --            --             --           --             4,538
   Amortization of deferred
    stock compensation.........     --           --            31,669        --             --           --            31,669
   Forfeitures of 5,109 shares
    of stock options...........     --           (27,702)      27,702        --             --           --           --
   Unrealized depreciation on
    investments, net...........     --           --            --            --           (179,824)      --          (179,824)
   Cumulative translation
    adjustment.................     --           --            --            --            (14,033)      --           (14,033)
   Purchase of treasury
    stock......................  (150,200)       --            --            --             --         (216,946)     (216,946)
   Reissuance of treasury
    stock......................    44,059         (8,218)      --            --             --           58,886        50,668
   Net (loss)..................     --           --            --        (33,272,866)       --           --       (33,272,866)
                                 ---------   -----------    ---------    ------------    ---------    ---------  -------------
Balance at December 31, 2001...  2,801,259   $50,138,022    $  --        $(35,837,420)   $ (21,875)   $(158,060) $ 14,120,667
                                 ---------   -----------    ---------    ------------    ---------    ---------  -------------
                                 ---------   -----------    ---------    ------------    ---------    ---------  -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                       DSET CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                              ------------------------------------------
                                                                  2001           2000           1999
                                                                  ----           ----           ----
Cash flows from operating activities:
   Net income (loss)........................................  $(33,272,866)  $(18,812,361)  $  6,516,730
   Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Deferred income taxes...................................       113,180       (208,564)      (308,254)
    Stock based compensation charges........................        39,270      2,554,968      1,885,728
    Realized (gain) on marketable securities................      (529,023)       (11,807)      (121,651)
    Depreciation............................................     1,213,490      1,233,870        815,372
    Loss from joint venture.................................       --             --              36,238
    Loss on disposal of assets..............................         9,308            413         41,391
    Amortization............................................       880,684      1,750,413        562,683
    Bad debt expense and other charges......................       275,446     13,378,237        665,116
    Asset impairments.......................................    10,657,021      2,248,100        --
    Reserve for officers loan receivable....................       --             350,000        --
    Changes in operating assets and liabilities:
      Accounts receivable...................................     4,438,124        505,532    (11,689,461)
      Income taxes..........................................     3,552,785     (3,955,407)       248,533
      Prepaid licenses......................................      (528,929)      (991,071)       (25,000)
      Prepaid expenses and other current assets.............     1,172,653        220,235     (1,670,526)
      Other assets..........................................        87,521        (16,193)       288,167
      Accounts payable and accrued expenses.................    (4,182,536)       656,162      2,283,000
      Deferred revenues.....................................      (794,872)     1,290,411         70,769
      Accrued restructuring expenses........................     1,550,719        647,779        --
      Deferred rent.........................................        44,302        253,552        251,712
      Other liabilities.....................................        21,000        --             --
                                                              ------------   ------------   ------------
         Net cash provided by (used in) operating
           activities.......................................   (15,252,723)     1,094,269       (149,453)
                                                              ------------   ------------   ------------
Cash flows from investing activities:
   Purchases of marketable securities.......................       --         (29,763,313)   (22,870,103)
   Redemption of marketable securities......................    27,996,513     40,537,736     20,564,672
   Acquisitions of businesses...............................       --             --          (3,778,416)
   Purchase of acquired technology..........................      (667,035)    (1,806,195)       (39,660)
   Software development costs...............................       --             --            (634,788)
   Merger and acquisition costs.............................      (440,929)       --             --
   Acquisition of software licenses.........................       --          (2,757,890)       --
   Acquisition of fixed assets..............................      (894,874)    (2,807,223)    (2,352,287)
   Loans to ISPsoft.........................................    (3,850,000)       --             --
   Proceeds on disposition of fixed assets..................        58,392          1,524        --
                                                              ------------   ------------   ------------
         Net cash provided by (used in) investing
           activities.......................................    22,202,067      3,404,639     (9,110,582)
                                                              ------------   ------------   ------------
Cash flows from financing activities:
   Purchases of treasury stock..............................      (216,946)       --             --
   Reissuance of treasury stock.............................        43,068        --             --
   Proceeds from capital sale/leaseback.....................       --             --             402,761
   Repayments of notes payable..............................    (1,000,000)    (1,000,000)      (111,657)
   Repayments of capital lease obligation...................      (140,810)      (130,414)       (51,375)
   Loans to officers and shareholders.......................       --            (902,728)      (250,000)
   Repayment from officers and shareholders.................        17,452        527,728        150,000
   Proceeds from the exercise of stock options and
    warrants................................................         4,538      2,115,130      2,135,508
                                                              ------------   ------------   ------------
         Net cash provided by (used in) financing
           activities.......................................    (1,292,698)       609,716      2,275,237
                                                              ------------   ------------   ------------
   Effect of foreign exchange rate changes on cash..........       (12,826)        (7,129)          (713)
                                                              ------------   ------------   ------------
         Net increase (decrease) in cash and cash
           equivalents......................................     5,643,820      5,101,495     (6,985,511)
   Cash and cash equivalents, beginning of period...........     7,314,254      2,212,759      9,198,270
                                                              ------------   ------------   ------------
   Cash and cash equivalents, end of period.................  $ 12,958,074   $  7,314,254   $  2,212,759
                                                              ------------   ------------   ------------
                                                              ------------   ------------   ------------
Supplemental disclosure of cash flow information:
   Cash (received) paid during the period for income
    taxes...................................................  $ (3,412,385)  $    732,437   $  1,657,601
   Cash paid during the period for interest.................       108,522        141,568        127,426
Non-cash activities:
   Lease of fixed assets....................................  $    --        $    --        $    340,702
   Issuance of note payable in acquisition..................       --             --           2,282,029
   Deferred taxes on purchased intangibles..................       --             --             525,000
   Forfeiture of stock options with deferred compensation...       --             116,963         54,373
   Accrued merger and acquisition costs.....................       602,056        --             --

  The accompanying notes are an integral part of these consolidated financial statements.

                       DSET CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2001

1. NATURE OF BUSINESS

    DSET Corporation and its subsidiaries ('DSET' or the 'Company') develops and markets service-provisioning and electronic-bonding solutions for use by telecommunications providers around the world. Our Universal Provisioning eXchange ('UPX') software platform enables any service provider to provision, activate, and manage services such as Internet Protocol ('IP') based virtual private networks ('VPNs') in complex multi-vendor network environments. In June 2001, DSET and ISPsoft, Inc. announced their intention to merge. On January 31, 2002, the shareholders of the two companies approved the merger between the Company and ISPsoft, Inc. ('ISPsoft') and the merger was completed. It is through this merger that the Company acquired the UPX software platform.

    DSET also offers a family of software solutions for competitive service providers ('CSPs') that enable them to exchange information with other telecommunications service providers to reduce the time necessary to provision new voice and data services for their customers. The DSET suite of electronic-bonding gateways interconnects the operational support systems ('OSSs') of CSPs, such as Competitive Local Exchange Carriers ('CLECs') and Incumbent Local Exchange Carriers ('ILECs') that must trade information and share network capabilities to serve customers. With DSET electronic-bonding gateway solutions, CSPs can build trading partner networks that assist 'provisioning' or 'service-fulfillment' of phone service for new customers in days rather than weeks. In addition, DSET solutions help CSPs maintain a higher level of quality of service for their existing customers.

    The Company is headquartered in Bridgewater, New Jersey.

STOCK SPLIT

    On August 14, 2001 the Company announced the approval of a reverse stock split effective on the close of business on August 21, 2001, pursuant to which one new share of common stock of the Company would be issued in exchange for each four outstanding shares of common stock and authorized the reduction of the Company's authorized common stock four-fold from 40,000,000 to 10,000,000. The Company's common stock commenced trading at the post-split price on August 22, 2001. The number of shares outstanding and corresponding per share information have been restated to reflect the one-to-four stock split in August 2001.

2. GOING CONCERN

    The consolidated financial statements of DSET have been prepared on the basis that DSET will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. At December 31, 2001 and 2000, respectively, DSET had accumulated deficits of $35.8 million and $2.6 million and working capital of $8.5 million and $35.3 million, respectively. DSET also realized net losses of $33.3 million for the year ended December 31, 2001 and $18.8 million for the year ended December 31, 2000. Revenue decreased from $47.0 million in 2000 to $9.9 million in 2001. These factors raise substantial doubt about DSET's ability to continue as a going concern. The losses and deficits resulted principally from the lack of demand for its products due to a major downturn in the telecommunications industry which began in the second half of the year 2000 (and continues to present), having its most acute impact on CSPs, the Company's primary targeted customers. This downturn was brought about by the sudden withdrawal of available financing to the CSPs from traditional sources. Many of the Company's customers have declared bankruptcy, refused to pay or delayed additional purchases. This has resulted in the impairment of tangible and intangible assets, excess capacities and bad debts. The Company has taken action to mitigate these circumstances by reducing headcount, subletting facilities and searching for additional financing to return itself to positive cash flow and profitability.

                       DSET CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 2001

    In addition, in 2002 DSET has received two non-compliance notifications from the Nasdaq Stock Market, Inc. ('Nasdaq').

    On February 14, 2002, the Company received notice from the Nasdaq Stock Market, Inc. ('Nasdaq') that for the preceding 30 consecutive trading days, the Company's common stock had not maintained the minimum Market Value of Publicly Held Shares ('MVPHS') of $5,000,000 as required for continued inclusion by Marketplace Rule 4450(a)(2) (the 'Rule') on the Nasdaq National Market. MVPHS equals the closing bid price multiplied by that portion of a company's outstanding shares which is in the hands of public investors (i.e., -- shares not held company officers, directors, or investors who hold a controlling interest in the company.) Therefore, in accordance with Marketplace Rule 4450(e)(1), the Company has 90 calendar days, or until May 15, 2002, to regain compliance. If compliance with the Rule cannot be demonstrated by May 15, 2002, the Company's securities will be delisted from the Nasdaq National Market.

    On March 5, 2002, the Company received notice from Nasdaq that for the previous 30 consecutive trading days, the price of the Company's common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(a)(5) (the '$1.00 Rule'). Therefore, in accordance with Marketplace Rule 4450(e)(2), the Company has 90 calendar days, or until June 3, 2002, to regain compliance. If compliance with the $1.00 Rule cannot be demonstrated by June 3, 2002, the Company's securities will be delisted from the Nasdaq National Market.

    DSET's failure to meet the Nasdaq's maintenance criteria in the future may result in the delisting of its common stock from the Nasdaq National Market. In such event, trading, if any, of DSET's common stock may then continue to be conducted in the Nasdaq SmallCap market, if DSET meets its criteria or the over-the-counter market, in what is commonly referred to as the electronic bulletin board or the 'pink sheets'. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of DSET's common stock. In addition, in the event DSET's common stock is delisted, broker-dealers would have certain regulatory burdens imposed upon them, which may discourage them from effecting transactions in DSET's common stock, further limiting the liquidity thereof. This may have the effect of limiting DSET's ability to raise additional financing.

    DSET's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations as they come due. DSET believes that the recent cost restructurings (including work force reductions) and the merger with ISPsoft will enhance its cash flows from operations. Additional financing may still be required for DSET to fund its operating and capital requirements through 2002. If cash flows are insufficient, there would be a material adverse effect on DSET's financial position and operations and its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of these uncertainties. The Company cannot be certain that additional debt or equity financing will be available when required or, if available, that it can secure it on terms satisfactory to the Company.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

    The consolidated financial statements include all wholly-owned subsidiaries from their respective dates of acquisition or throughout the date of their disposition. All intercompany transactions and balances have been eliminated in consolidation.

                       DSET CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 2001

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

MARKETABLE SECURITIES

    The marketable securities held by the Company were considered to be available-for-sale securities and reported at fair value. All marketable securities were liquidated to cash and cash equivalents by December 31, 2001. Unrealized appreciation was $179,824 (net of deferred tax of $112,572) at December 31, 2000. Cost was determined on a specific identification basis.

FIXED ASSETS

    Equipment, furniture, leasehold improvements and purchased software are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over estimated useful lives ranging from three to seven years. Leasehold improvements are amortized over the lesser of the estimated useful life or the lease term. Gains and losses on the disposal of fixed assets are recognized in the statement of income (loss) in the period of disposition.

GOODWILL

    The Company amortizes goodwill using the straight-line method over its estimated useful life of five years. Accumulated amortization was $171,041 at December 31, 2001 and $442,030 at December 31, 2000.

SOFTWARE DEVELOPMENT COSTS

    Capitalization of internally developed software development costs begins on establishment of technological feasibility. Costs incurred prior to establishment of technological feasibility are charged to research and product development expense. The ongoing assessment of recoverability of capitalized costs requires considerable judgement by management with respect to certain factors including the anticipated future gross revenue, estimated economic life and changes in technology. These factors are considered on a product-by-product basis. Amortization of software development costs is the greater of the amounts computed using (a) the ratio that the current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life ranging from three to five years of the product including the period being reported on. In 2001, the Company decided to discontinue the sale of certain products. As a result, the Company recognized asset impairments for the capitalized software development costs related to the discontinued products. Accordingly, accumulated amortization was zero at December 31, 2001 and $209,801 as of December 31, 2000.

ACQUIRED TECHNOLOGY

    Acquired technology represents the costs of feasible technology acquired from external sources. At December 31, 2001 and 2000, acquired technology reflects the purchase of certain assets of Network Programs LLC ('NPL') and Konark Inc., as well as related costs to acquire such assets. Amortization of acquired technology is the greater of the amounts computed using (a) the ratio that the current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life ranging from three to five years of the product including the period being reported on. In 2001, the Company decided to discontinue the sale of certain products thus recognizing asset impairments to the acquired technology.

                       DSET CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 2001

Accordingly, accumulated amortization was zero at December 31, 2001 and $1,197,357 as of December 31, 2000.

RESEARCH AND PRODUCT DEVELOPMENT

    Research and product development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established.

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

STOCK-BASED COMPENSATION

    Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, 'Accounting for Stock Issued to Employees' ('APB 25') and its related interpretations. The Company provides the disclosure requirements of Statement of Financial Accounting Standards No. 123, 'Accounting for Stock Based Compensation' ('SFAS 123'), and its related interpretations.

TREASURY STOCK

    The Company's purchases of shares of its common stock are recorded as treasury stock and results in a reduction of stockholders' equity, at cost. When treasury stock is reissued, the Company uses a first-in, first-out method and the difference between the repurchase cost and the reissuance price is treated as an adjustment to common stock.

REVENUE RECOGNITION

    License revenues are comprised of one time license fees for electronic-bonding gateways, application development tools, Local Number Portability ('LNP') solutions and repetitive license royalty fees for application development tools that are sold on a multiple-use basis. Revenue for the one time license fees is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the fee is fixed and determinable and collection is probable. Royalty revenue for the multiple-use licenses is recognized when the customer sells a product within which is embedded libraries of the application development tools. The contracts for multiple-use licenses do not call for any minimum royalties.

    Service revenues are comprised of postcontract customer support service fees, gateway rental fees, professional service fees which include training, consulting, installation, implementation, and charges for reimbursable expenses and custom product development fees. Revenues for postcontract customer support services and gateway rental fees are recognized ratably over the period in which the services are provided. Revenues for training in the Company's products are recognized when the training has been completed. Revenues for consulting services are recognized in the period in which the consulting

                       DSET CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 2001

services are provided. Revenues for product installation and implementation services are recognized when contractually agreed upon milestones have been achieved. It is not necessary for the Company to provide implementation services. Outside third-parties are available to perform integration of the Company's software with the customer's systems or the customer can choose to install the software. Revenues for reimbursable expenses are recognized as the expenses are incurred. Revenues for custom product development are recognized under the contract method of accounting in accordance with AICPA Statement of Position 81-1, 'Accounting for Performance of Construction-Type and Certain Production-Type Contracts' since they generally require significant production, modification or customization of the Company's products. Revenue for custom product development is recognized as a percentage of the contract completed based upon the ratio of direct labor costs incurred to the estimated total direct labor costs required for the project. Any revenue for custom product development that is recognized in excess of amounts invoiced to the customer for progress billings is recorded as unbilled accounts receivable.

    Some customer contracts provide for multiple elements to be delivered (for example, electronic-bonding gateway product, postcontract customer support, training, custom product development, etc.). In those contracts that include multiple elements, the contract fee is allocated to the various elements based on vendor-specific objective evidence ('VSOE') of fair value. Vendor-specific objective evidence of fair value is the price charged when the same element is sold separately, or for an element not yet being sold separately, the price established by the Company's product management department.

    In 2001, the Company began a new gateway rental program which provides existing and prospective customers the ability to rent electronic-bonding gateways on a month-to-month basis, with a 90-day cancellation provision. The program includes the use of the software, technical support, software upgrades and change management services for a monthly fee. Revenue under this program is recognized pro rata as customers use the Company's software and services.

RESTRUCTURING CHARGES

    Restructuring charges derived from the Company's plans of closing facilities and discontinuing certain product lines are recognized pursuant to Emerging Issues Task Force ('EITF') No. 94-3, 'Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)' and Staff Accounting Bulletin ('SAB') 100, 'Restructuring and Impairment Charges'.

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

                       DSET CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 2001

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts in the financial statements for cash and cash equivalents, accounts receivable, income taxes receivable, notes receivable, accounts payable and accrued expenses and notes payable approximate their market value because of the short maturity of those instruments.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for certain items such as the allowance for doubtful accounts, restructuring charges, depreciation and amortization, impairment of long-lived assets and intangibles and income taxes, including the valuation of deferred tax assets. Additionally, the Company evaluates the useful lives of its long-lived assets based upon changes in technology and industry conditions.

RECLASSIFICATION

    Certain amounts in 2000 and 1999 have been reclassified to conform to the 2001 presentation.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In July 2001, the Financial Accounting Standards Board ('FASB') issued Statements of Financial Accounting Standards No. 141, ('SFAS 141') 'Business Combinations' and No. 142, ('SFAS 142') 'Goodwill and Other Intangible Assets.' SFAS 141 supersedes Accounting Principles Board ('APB') Opinion No. 16, 'Business Combinations' and SFAS 38, 'Accounting for Preacquisition Contingencies of Purchased Enterprises' and requires that all business combinations be accounted for only by the purchase method and eliminates the pooling-of-interests method. SFAS 141 is effective for all business combinations completed after July 1, 2001. SFAS 142 supersedes APB Opinion No. 17, 'Intangible Assets' and prohibits amortization of goodwill and other intangible assets that have an indefinite life. Such assets will be subject to periodic review for potential impairment. SFAS 142 is effective for all fiscal years beginning after December 15, 2001. However, all goodwill and intangible assets that are acquired after June 30, 2001 are immediately subject to SFAS 142. DSET will account for the acquisition of ISPsoft in accordance with SFAS 141 and SFAS 142.

    Upon DSET's adoption of SFAS 141 and 142, DSET does not expect to amortize goodwill and other intangibles acquired after June 30, 2001, unless such goodwill or other intangibles have a finite life. The amortization of goodwill acquired before June 30, 2001 will be discontinued at January 1, 2002. At December 31, 2001, the unamortized balance of goodwill was $19,004.

    In August 2001, the FASB issued SFAS 143, 'Accounting for Asset Retirement Obligations,' which addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The effective date for SFAS 143 is for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect that the adoption of the provisions of SFAS 143 will have a material impact on its results of operations or financial position.

    In August 2001, SFAS 144, 'Accounting for the Impairment or Disposal of Long-Lived Assets,' was issued, replacing SFAS 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of' and portions of APB Opinion No. 30, 'Reporting the Results of

                       DSET CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 2001

Operations.' SFAS 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria to be met to classify an asset as held-for-sale. SFAS 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held-for-sale. SFAS 144 is effective January 1, 2002 and the Company is currently evaluating the impact of this Statement.

4. MARKETABLE SECURITIES

    Marketable securities were comprised as follows:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                2001          2000
                                                                ----          ----
Government fixed income securities.........................  $   --        $20,829,787
Corporate bonds............................................      --          1,431,570
Commercial paper and certificates of deposit...............      --          5,499,137
                                                             -----------   -----------
    Total..................................................  $   --        $27,760,494
                                                             -----------   -----------
                                                             -----------   -----------

    The Company's investment policy provides for all short-term securities of grade A2 or better with maturities of two years or less.

5. LOANS TO ISPSOFT, INC.

    In May 2001, simultaneously with the execution of a letter of intent related to the merger with ISPsoft, DSET loaned ISPsoft $500,000 pursuant to a collateralized promissory note.

    In June 2001, simultaneously with the execution of the merger agreement with ISPsoft, ISPsoft issued to DSET a $2.0 million promissory note, which replaced the $500,000 note. During the second half of 2001, DSET loaned $1.85 million to ISPsoft for a total outstanding amount of $3.85 million as of December 31, 2001. Additionally, in January 2002 DSET loaned ISPsoft $550,000 bringing the total amount loaned to ISPsoft through January 31, 2002 to $4.4 million.

    In connection with the closing of the merger with ISPsoft on January 31, 2002, DSET issued two promissory notes in exchange for certain notes previously issued by ISPsoft. Each note is in the principal amount of $400,000 bearing simple interest of 8% per annum. The notes are due at the earlier of: a) one year (January 31, 2003); b) DSET receiving equity financing of at least
$10 million; or c) the receipt by ISPsoft or successor of an aggregate of $5 million in cash from sales of ISPsoft's products (provided however that the sales agreements were executed prior to January 31, 2002).

    During 2001, in connection with the merger, the Company incurred $1,042,985 of merger acquisition costs which were capitalized on the accompanying balance sheet.

                       DSET CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 2001

6. FIXED ASSETS

    Fixed assets consist of the following:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                2001          2000
                                                                ----          ----
Computer equipment.........................................  $ 1,630,518   $ 3,971,315
Purchased software.........................................      859,075     1,949,959
Furniture, fixtures and office equipment...................      869,687     1,681,350
Leasehold improvements.....................................      373,585       747,515
Transportation equipment...................................      --             27,156
                                                             -----------   -----------
                                                               3,732,865     8,377,295
Less: accumulated depreciation and amortization............   (1,559,726)   (3,377,611)
                                                             -----------   -----------
                                                             $ 2,173,139   $ 4,999,684
                                                             -----------   -----------
                                                             -----------   -----------

7. DEBT OBLIGATIONS

CAPITAL LEASE OBLIGATION

    In June 1999, the Company entered into a five-year capital lease agreement mainly for office furniture and fixtures in its facilities in Bridgewater, New Jersey and Plano, Texas at an annual rate of 8.21%. Annual lease payments, inclusive of interest are $180,540. As a result of the reductions in workforce throughout the year, the Company recognized an asset impairment for certain assets under these leases as such assets will not be utilized. Assets recorded under this lease (adjusted for impairment charges) are included in fixed assets as follows:

                                                            DECEMBER 31,
                                                        ---------------------
                                                          2001        2000
                                                          ----        ----
Furniture and fixtures................................  $ 412,777   $ 743,462
Accumulated amortization..............................   (147,421)   (200,242)
                                                        ---------   ---------
                                                        $ 265,356   $ 543,220
                                                        ---------   ---------
                                                        ---------   ---------

    As of December 31, 2001 future payments are as follows:

2002........................................................  $ 180,540
2003........................................................    180,540
2004........................................................    105,315
                                                              ---------
                                                                466,395
Less: unamortized interest..................................     45,534
                                                              ---------
                                                                420,861
Less: current portion.......................................    138,367
                                                              ---------
Long-term portion...........................................  $ 282,494
                                                              ---------
                                                              ---------

LINE OF CREDIT

    In August 2000, the Company renewed an unsecured revolving credit facility with a bank totaling $5 million. Borrowings under this line of credit bear interest at the bank's prime rate less 0.25% on amounts outstanding of less than $1 million and at the bank's prime rate for aggregate principal amounts exceeding $1 million. No borrowings under this line were outstanding at December 31, 2001 or 2000. On August 14, 2001, the Company received notice that the line of credit was terminated due to non-compliance with the covenants of the loan.

                       DSET CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 2001

NOTES PAYABLE

    As part of the acquisition of Konark Inc. in 1999, the Company paid $1.0 million in cash and issued a $2.5 million non-interest bearing note payable which has been discounted at 8.25%. Interest expense is accreted monthly and totaled $69,106 in 2001 and $85,591 in 2000. As of December 31, 2001, the
Company had one remaining payment of $500,000. This amount was paid in March
2002.

    As of December 31, 2001, future payments under the notes are as follows:

2002........................................................  $500,000
Less: Unamortized interest..................................     6,214
                                                              --------
Balance.....................................................  $493,786
                                                              --------
                                                              --------

8. COMMON STOCK

STOCKHOLDER RIGHTS PLAN

    In July 2001, the Company announced that its Board of Directors had adopted a shareholder rights plan (the 'Rights Plan'). Under the Rights Plan, each shareholder of record on July 31, 2001 received a distribution of one right for each share of DSET common stock (the 'Rights'). Initially the Rights are represented by DSET's common stock certificates, are not traded separately from DSET's common stock, and are not exercisable. The Rights become exercisable only if an entity acquires, or announces a tender offer, that would result in ownership of 15% or more of DSET's common stock, at which time each Right would enable the holder to buy one one-thousandth of a share of DSET's Series A Junior Participating Preferred Stock at an exercise price of $20, subject to adjustment. The actual number of shares acquirable by the holder equals $20 divided by one-half of the then current market price of DSET's common stock. Additionally, the Rights Plan provides that in the event of a subsequent merger or other acquisition of DSET, the holders of the Rights will be entitled to buy shares of common stock of the acquiring entity at one-half of the market price of the acquiring company's shares.

EMPLOYEE STOCK PURCHASE PLAN

    In June 2001, the Company adopted an Employee Stock Purchase Plan ('ESPP') under Section 423 of the Internal Revenue Code. The ESPP was effective July 1, 2001. Under the ESPP, eligible employees are provided an opportunity to purchase shares of the Company's common stock through regular payroll deductions. The total number of shares of common stock that are authorized for issuance under the ESPP is 250,000. Employees are given an opportunity to purchase shares of common stock during consecutive six month periods, and the right to purchase shares will expire on the last day of the six month period. The purchase price for shares offered under the ESPP for the first plan period ended December 31, 2001 was equal to 85% of the lower of the closing price of the Company's common stock on June 29, 2001 or December 31, 2001 as reported on the Nasdaq National Market. Thus when the common stock closed on December 31, 2001 at $1.15/share the employees' purchase price was $0.9775/share. The employees purchased 44,059 shares. For each subsequent six month period, the purchase price for shares offered under the ESPP will be equal to a percentage designated by the Compensation Committee of the Board of Directors (not less than 85%) of the lower of the fair market

                       DSET CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 2001

value of the Company's common stock at the commencement or termination of the six month period. The ESPP will expire on July 1, 2005.

9. STOCK OPTIONS

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

    The 1998 Plan was adopted by the Board of Directors on December 31, 1997. The 1998 Plan became effective on the date of the consummation of the Company's initial public offering (March 18, 1998) and terminates ten years from such date. Upon effectiveness of the 1998 Plan, a total of 450,000 shares were reserved for issuance upon the exercise of option and/or stock purchase rights granted thereunder. The 1998 Plan was amended on May 24, 2000 to increase the maximum aggregate number of shares of common stock to 625,000 and to reserve an additional 175,000 shares of common stock of the Company for issuance in connection with awards granted under the 1998 Plan. The 1998 Plan is administered by the Compensation Committee of the Board of Directors of the Company.

    At December 31, 2001 and 2000, options to purchase 161,193 and 155,082 shares of common stock were exercisable under the Company's stock option plans at a weighted average exercise price of $14.84 and $36.16, respectively. Additionally, there were options to purchase 233,853 and 391,797 shares of the Company's common stock that have been granted and which were not exercisable as of December 31, 2001 and 2000, respectively. There were 524,547 and 180,783 options available to be granted at December 31, 2001 and 2000, respectively.

                       DSET CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 2001

    A summary of option transactions during 1999, 2000 and 2001 is as follows:

                                                               WEIGHTED
                                                                AVERAGE        OUTSTANDING
                                                                EXERCISE          SHARE
                                                   NUMBER OF   PRICE PER          PRICE
                                                    SHARES       SHARE            RANGE
                                                    ------       -----            -----
Outstanding December 31, 1998....................   725,057      $19.16        $1.80-77.00
Granted..........................................   261,103      $55.92
Forfeited........................................  (129,692)     $44.68
Exercised........................................  (230,508)     $50.44
                                                   --------
Outstanding December 31, 1999....................   625,960      $35.16       $2.24-149.50
Granted..........................................   220,513      $90.28
Forfeited........................................  (118,258)     $63.16
Exercised........................................  (181,336)     $11.64
                                                   --------
Outstanding December 31, 2000....................   546,879      $59.36       $7.19-149.50
Granted..........................................   215,253      $ 7.12
Forfeited........................................  (366,617)     $49.86
Exercised........................................      (469)     $ 9.68
                                                   --------
Outstanding December 31, 2001....................   395,046      $39.62       $0.51-142.25

    The following table summarizes information with respect to stock options outstanding at December 31, 2001:

                                      Options Outstanding                                 Options Exercisable
                   ----------------------------------------------------------   ---------------------------------------
                                          Weighted-Average
     Actual               Number             Remaining                                 Number
    Range of           Outstanding        Contractual Life   Weighted-Average       Exercisable        Weighted-Average
 Exercise Prices   at December 31, 2001       (Years)         Exercise Price    at December 31, 2001    Exercise Price
 ---------------   --------------------       -------         --------------    --------------------    --------------
 $ 0.51 -$  0.51           3,000                9.5               $ 0.51                   --                   --
 $ 1.10 -$  1.10           1,250                9.8               $ 1.10                   --                   --
 $ 2.04 -$  2.04           7,500                9.5               $ 2.04                   --                   --
 $ 3.44 -$  4.56          21,250                9.4               $ 3.47                   --                   --
 $ 6.75 -$  8.64         105,969                9.1               $ 7.67                  656              $  8.23
 $11.12 -$ 16.00          44,100                4.9               $14.27               43,474              $ 14.26
 $21.75 -$ 32.00          52,875                6.8               $27.36               38,874              $ 27.51
 $38.52 -$ 56.76          47,239                6.9               $46.87               28,234              $ 46.90
 $58.76 -$ 82.50          60,865                6.7               $68.69               34,803              $ 66.31
 $96.12 -$142.25          50,998                8.0              $123.22               15,152              $121.09
 ---------------   --------------------       -------         --------------    --------------------    --------------
 $ 0.51 -$142.25         395,046                7.6               $39.62              161,193              $ 44.43


    SFAS No. 123, 'Accounting for Stock-Based Compensation,' establishes financial accounting and reporting standards for stock-based employee compensation plans. However, SFAS No. 123 also permits the measurement of compensation costs using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, 'Accounting for Stock Issued to Employees', and its related interpretations. The Company has elected to account for its employee stock compensation plans under the guidance prescribed by APB Opinion No. 25 and has made the required pro forma disclosures of net income (loss) and net income (loss) per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied as indicated below:

                                                        YEARS ENDED DECEMBER 31,
                                                ----------------------------------------
                                                    2001           2000          1999
                                                    ----           ----          ----
Net income (loss) applicable to common shares:
    As reported...............................  $(33,272,866)  $(18,812,361)  $6,516,730
    Pro forma.................................  $(32,769,774)  $(24,372,633)  $4,593,009
Net income (loss) per common share:
    As reported...............................  $     (11.61)  $      (6.61)  $     2.50
    Pro forma.................................  $     (11.43)  $      (8.56)  $     1.76
Net income (loss) per common share assuming
  dilution:
    As reported...............................       $(11.61)        $(6.61)       $2.36
    Pro forma.................................       $(11.43)        $(8.56)       $1.66

    The fair value of option grants was calculated using the Black-Scholes option valuation method with the following assumptions for the years ended December 31, 2001, 2000 and 1999: risk-free interest rates of 3.50%, 6.25%, and 5.49%, respectively; expected life of 4 years, volatility of 102%, 108% and

                       DSET CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 2001

80%, respectively, and dividend yields of 0.0%. These methods require the input of highly subjective assumptions. Changes in the subjective input assumptions can materially affect the fair value estimate. The decrease in the net loss in 2001 was due to the forfeitures during the year exceeding the number of options granted. In management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

10. INCOME TAXES

    The provision (benefit) for federal, state, local and foreign taxes consists of the following:

                                                          YEARS ENDED DECEMBER 31,
                                                      ---------------------------------
                                                        2001       2000         1999
                                                        ----       ----         ----
Current:
    Federal.........................................  $ 90,880   $(758,314)  $3,065,129
    State and local.................................    14,156       2,855      465,217
    Foreign.........................................    35,364      61,392       27,815
                                                      --------   ---------   ----------
                                                       140,400    (694,067)   3,558,161
                                                      --------   ---------   ----------
Deferred:
    Federal.........................................   113,180    (202,225)    (269,652)
    State and local.................................     --         (6,339)     (38,602)
                                                      --------   ---------   ----------
                                                       113,180    (208,564)    (308,254)
                                                      --------   ---------   ----------
    Provision (benefit) for income taxes............  $253,580   $(902,631)  $3,249,907
                                                      --------   ---------   ----------
                                                      --------   ---------   ----------

    The effective tax rate reconciles to the amount computed by multiplying income before income taxes by the United States federal statutory rate of 34% as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                              2001      2000      1999
                                                              ----      ----      ----
Statutory rate..............................................  (34.0)%   (34.0)%    34.0%
State taxes, net of federal benefit.........................   (2.3)     (1.9)      3.1
Research and development tax credits........................    0.0      (3.7)     (4.6)
Deferred stock compensation.................................    0.1       0.2       0.6
Other.......................................................    1.6      (0.3)      0.2
Valuation allowance.........................................   35.4      35.1      --
                                                              -----     -----     -----
Effective rate..............................................    0.8%     (4.6)%    33.3%
                                                              -----     -----     -----
                                                              -----     -----     -----

                       DSET CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 2001

    Deferred tax assets (liabilities) are comprised of the following:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2001          2000
                                                                 ----          ----
Deferred tax assets:
    Accrued vacation........................................  $    64,681   $  230,899
    Bad debt reserve........................................    2,831,867    4,447,415
    Deferred revenues.......................................      240,424      416,327
    Accrued bonus...........................................      --            36,197
    Warranty reserve........................................       19,171       85,684
    Deferred rent...........................................      202,185      182,906
    Net operating losses....................................   12,146,508    1,032,018
    Tax credits.............................................    1,512,423    1,157,028
    Accrued restructuring...................................    1,404,138       --
    Reserve for officer loan................................      128,765       --
    Impairment of non-compete...............................      140,733      128,765
    Other...................................................       42,590       27,365
    Valuation allowance.....................................  (18,579,238)  (6,920,992)
Deferred tax liabilities:
    Fixed assets............................................     (154,247)    (178,919)
    Unrealized (appreciation) depreciation on investments...      --          (112,572)
    Capitalized software costs..............................      --          (157,740)
    Acquired technology.....................................      --          (374,381)
                                                              -----------   ----------
    Total...................................................  $   --        $   --
                                                              -----------   ----------
                                                              -----------   ----------

11. REVENUE AND RECEIVABLE CONCENTRATION

    The Company had one customer that accounted for 19% of revenues for the year ended 2001 and no such customers for the years ended December 31, 2000 and 1999 who accounted for more than 10% of revenue. Revenues from customers in the following geographic regions as a percentage of total revenues are as follows:

                                                                      YEARS ENDED DECEMBER
                                                                              31,
                                                                   --------------------------
                                                                   2001       2000       1999
                                                                   ----       ----       ----
    North America...........................................        99%        94%        93%
    Asia/Pacific Rim........................................         0          3          3
    Europe..................................................         1          3          4
                                                                   ---        ---        ---
                                                                   100%       100%       100%
                                                                   ---        ---        ---
                                                                   ---        ---        ---

    At December 31, 2001, four customers accounted for 59% of the accounts receivable (gross) balance. At December 31, 2000 two customers accounted for approximately 21% of the accounts receivable (gross) balance. Unbilled accounts receivable was $1.1 million as of December 31, 2001 and $2.9 million as of December 31, 2000.

12. EMPLOYEE BENEFIT PLAN

    The Company has a savings plan pursuant to Section 401(k) of the Internal Revenue Code (the 'Code') covering all employees meeting eligibility requirements. Subject to certain limits set forth in the Code, employees are permitted to make contributions to the plan on a pre-tax salary reduction basis, and the Company may make voluntary contributions of up to 60% of employee contributions.

                       DSET CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 2001

The Company made contributions approximating $223,000, $338,000, and $296,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

13. COMMITMENTS

LEASES

    The Company has operating leases for its offices and certain equipment. Generally, the leases carry renewal provisions and require the payment of maintenance costs. Rental expense charged to operations for the years ended December 31, 2001, 2000, and 1999 was approximately $2,424,000, $3,256,000, and
$2,050,000, respectively, net of sub-rental income of approximately $378,000 in 2001.

    The future minimum rental payments under noncancellable operating leases approximate the following:

                 YEARS ENDING DECEMBER 31,
                 -------------------------
2002........................................................  $ 3,206,735
2003........................................................    2,476,603
2004........................................................    2,186,481
2005........................................................    1,684,656
2006........................................................    1,280,754
For the years 2007 and beyond...............................    3,390,656
                                                              -----------
    Total...................................................  $14,225,885
                                                              -----------
                                                              -----------

    In August 2001, the Company sublet one floor of its Bridgewater facility for three years. Annual payment to be received is $807,482. In November 2001, the Company sublet the Canada office space through December 30, 2004. Annual payment to be received is approximately $267,000.

NJTC VENTURE FUND, L.P.

    In November 2000 the Company agreed to participate in the NJTC Venture Fund, L.P. with an initial investment of $100,000 with a total commitment of $1,000,000. A subsequent additional investment of $100,000 was made in January 2002. The fund will seek to make venture capital investments primarily in technology-related companies in rapidly growing market sectors. In accordance with APB Opinion No. 18, 'The Equity Method of Accounting for Investments in Common Stock', the Company is accounting for this investment on the cost basis, as the Company's maximum participation in the fund is 4.8% and the Company only has limited protective investor rights.

NE TECHNOLOGIES LICENSE AGREEMENT

    In December 2000, the Company signed an exclusive license agreement with NE Technologies Inc. for three years, effective January 1, 2001. This agreement may be extended by NE Technologies for an additional two years. Under this agreement, the Company granted to NE Technologies the rights to use, modify, copy, reproduce and create derivative works from the Company's network products. During the first three years, NE Technologies shall pay the Company royalties of 20% on license fee of product, 50% on run-time royalty, 15% on maintenance support and consulting projects and 10% on all non-tools revenues. During the extended period of two years, NE Technologies shall pay the Company 15% of the gross revenues. As part of the agreement, the Company agreed to provide NE Technologies with financial assistance up to $600,000 with interest at 10% which expired December 31, 2001. As of December 31, 2001 NE Technologies had not borrowed on this agreement.

                       DSET CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 2001

14. ACQUISITIONS

    On January 25, 1999, DSET Acquisition Corp., a wholly-owned subsidiary of the Company consummated the acquisition of certain assets of NPL. The purchase price consisted of $2,500,000 payable to NPL and professional fees of $158,416.

    The costs to acquire NPL were recorded as acquired technology and goodwill. In addition, research and product development costs associated with bringing the acquired assets to market were recorded as capitalized software development costs. Amortization of these costs commenced with the shipment of the product in the second quarter of 1999: amortization expense related to these costs was zero in 2001, $384,792 in 2000 and $240,000 in 1999. All further development costs associated with the product were expensed.

    The following is a summary of the purchase price allocation:

    Acquired technology.....................................  $2,458,416
    Goodwill................................................     200,000
                                                              ----------
        Total...............................................  $2,658,416
                                                              ----------
                                                              ----------

    In 2001, the Company decided to discontinue the sale of certain products. As a result, the Company recognized an asset impairment of $2.2 million for the unamortized balances of acquired technology and goodwill related to these discontinued products.

    On September 30, 1999, the Company purchased Konark Inc. and related technologies for approximately $3.3 million in cash and certain deferred payments plus professional fees and related deferred tax liabilities. The acquisition price, along with certain other acquisition costs and associated deferred tax liabilities were recorded as acquired technology and goodwill to be amortized over five years.

    The following is a summary of the purchase price allocation and consideration:

    PURCHASE PRICE ALLOCATION
    Acquired technology.....................................  $ 2,195,507
    Other assets............................................      695,507
    Goodwill................................................    1,036,015
    Deferred income taxes...................................     (525,000)
                                                              -----------
                                                              $ 3,402,029
                                                              -----------
                                                              -----------
    CONSIDERATION
    Cash....................................................  $(1,120,000)
    Notes payable-current...................................     (971,470)
    Long-term notes payable.................................   (1,310,559)
                                                              -----------
                                                              $(3,402,029)
                                                              -----------
                                                              -----------

    In 2001, the Company decided to discontinue the sale of all Konark products. As a result, the Company recognized an asset impairment of $450,000 for the unamortized balances of acquired technology and goodwill related to these discontinued products.

    In June 2000 the Company purchased an exclusive worldwide license for various products from Daleen Technologies, Inc. for $2.5 million payable in cash. In 2001, the Company decided to discontinue the sale of all Daleen products. As a result, the Company recognized an asset impairment of $2.2 million for the unamortized balances of acquired technology and goodwill related to these discontinued products.

                       DSET CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 2001

15. EARNINGS PER SHARE

    The Company computes, presents and discloses earnings per share in accordance with SFAS No. 128 'Earnings Per Share' ('EPS') which specifies the computation, presentation and disclosure requirements for earnings per share of entities with publicly held common stock or potential common stock. The statement defines two earnings per share calculations, basic and assuming dilution. The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing income available to common stock by the weighted average shares outstanding. The objective of diluted EPS is consistent with that of basic EPS, that is to measure the performance of an entity over the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period. The calculation of diluted EPS is similar to basic EPS except both the numerator and denominator are increased for the conversion of potential common shares. As required, the following table is a reconciliation of the numerator and denominator under each method:

                                                             FOR THE YEAR ENDED DECEMBER 31, 2001
                                                             ------------------------------------
                                                                                        PER SHARE
                                                                INCOME       SHARES      AMOUNT
                                                                ------       ------      ------
Basic EPS and assuming dilution:
    Net (loss) applicable to common shares.................  $(33,272,866)  2,866,462    $(11.61)
                                                             ------------   ---------
                                                             ------------   ---------

    At December 31, 2001, the exercise prices of all outstanding stock options exceeded the market price of the Company's common stock. At December 31, 2001, outstanding options to purchase 395,046 shares of common stock are antidilutive and excluded from the computation of diluted loss per share at December 31, 2001.

                                                             FOR THE YEAR ENDED DECEMBER 31, 2000
                                                             ------------------------------------
                                                                                        PER SHARE
                                                                INCOME       SHARES      AMOUNT
                                                                ------       ------      ------
Basic EPS and assuming dilution:
    Net (loss) applicable to common shares.................  $(18,812,361)  2,846,959    $(6.61)
                                                             ------------   ---------
                                                             ------------   ---------

    At December 31, 2000, the exercise prices of almost all outstanding stock options exceeded the market price of the Company's common stock. At
December 31, 2001, outstanding options to purchase 546,880 shares of common stock were antidilutive and excluded from the computation of diluted loss per share at December 31, 2000.

                                                             FOR THE YEAR ENDED DECEMBER 31, 1999
                                                             ------------------------------------
                                                                                        PER SHARE
                                                                INCOME       SHARES      AMOUNT
                                                                ------       ------      ------
Basic EPS:
    Net income applicable to common shares.................  $  6,516,730   2,606,313    $ 2.50
Assuming dilution:
    Stock options..........................................       --          125,628
    Warrants...............................................       --           34,741
                                                             ------------   ---------
                                                             $  6,516,730   2,766,682    $ 2.36
                                                             ------------   ---------
                                                             ------------   ---------

16. RESTRUCTURING AND IMPAIRMENT CHARGES

    During 2001, the Company deemed it necessary to reduce and consolidate the workforce in the United States and Canada by 178 employees and close its Canadian facility due to changes and deterioration of conditions in the marketplace, and discontinue certain product lines in an effort to conserve cash.

                       DSET CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 2001

    The approximate restructuring and impairment charges recorded in 2001 are summarized as follows:

Work force reductions.......................................  $ 2,141,000
Fixed assets impairments and future non-refundable fixed
  asset lease payments......................................    3,888,000
Software and acquired technology asset impairments..........    6,675,000
Goodwill asset impairment...................................      731,000
Covenant not to compete asset impairment....................      417,000
Future rent payments for Plano, Texas facility..............    1,256,000
Prepaid software license impairment.........................      185,000
Capitalized software impairment.............................      371,000
Other.......................................................       47,000
                                                              -----------
    Total 2001 restructuring and impairment charges.........  $15,711,000
                                                              -----------
                                                              -----------

    For the year ended December 31, 2001, the amount of termination benefits paid to employees due to the above restructurings was approximately $1.9 million.

    The total remaining restructuring accrual inclusive of termination benefits and non-refundable lease payments at December 31, 2001 is approximately $2.2 million as summarized as follows:

                                                           2001                      2000
                                                  -----------------------   ----------------------
                                                  SHORT-TERM   LONG-TERM    SHORT-TERM   LONG-TERM
                                                  ----------   ---------    ----------   ---------
Equipment Leases................................  $  373,000   $  339,000    $ --        $  --
Rent............................................     488,000      682,000      76,000       --
Severance.......................................     237,000       --         572,000       --
Other...........................................      79,000       --          --           --
                                                  ----------   ----------    --------    --------
    Total.......................................  $1,177,000   $1,021,000    $648,000    $  --
                                                  ----------   ----------    --------    --------
                                                  ----------   ----------    --------    --------

    All of the accrued restructuring balance at December 31, 2000 was paid in 2001.

17. RELATED PARTY TRANSACTIONS

    During the year ended December 31, 2000, the Company extended three loans to its Chief Executive Officer totaling $902,728 with a 6% interest rate per annum with one due November 2000, one due May 2001 and one due October 2001. As of December 31, 2000, the President and Chief Executive Officer repaid $527,728 against these loans leaving an outstanding balance of $627,728 inclusive of a loan of $252,728, which originated in August 1999. The Company's Chief Executive Officer has pledged various personal assets including vested options to purchase the Company's stock, shares of the Company's Common Stock, personal real estate assets and various securities against these loans. The Company recorded a bad debt provision of $350,000 against these loans in 2000 for the estimated amount of the loans that exceeded the estimated realizable value. As of December 31, 2001 and 2000 the reserve for the officer loan was $350,000.

    In March 2001, the Company and its Chief Executive Officer entered into a new loan arrangement which consolidated the outstanding balance for all previous loans and provided for a four-year payment schedule with a balloon payment due at the end of the term. Effective October 1, 2001 the Company and Chief Executive Officer entered into a promissory note in the amount of $624,112 which cancelled the March 2001 agreement. Under the October 1, 2001 agreement, the interest rate is based on the lower of the alternative Federal short-term rate or the statutory Federal short-term rate for the month in which payment is made. Under the October agreement, there is a forty-one month payment schedule with a balloon payment due at the end of the term.

                       DSET CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 2001

18. SUBSEQUENT EVENTS

MERGER

    In June 2001, the Company announced an agreement to merge with ISPsoft Inc. ('ISPsoft'), which merger closed on January 31, 2002. ISPsoft has developed Internet Protocol provisioning software which has achieved technological feasibility. At closing, ISPsoft security holders received an aggregate of 2,281,143 shares of DSET common stock, $1,000,000 in cash, issuance of an aggregate of $800,000 of DSET notes payable and payment of $544,519 in cash in exchange for certain debts payable by ISPsoft to certain ISPsoft security holders and/or affiliates, and entitled to receive and up to $500,000 in cash and/or unregistered shares of DSET common stock in potential milestone payments in exchange for their ISPsoft securities in the merger. DSET also assumed the ISPsoft 2000 Stock Plan and granted the holders of 2,781,010 issued and outstanding options to purchase shares of ISPsoft common stock the right to purchase up to 241,483 shares of DSET common stock.

    In May 2001, simultaneously with the execution of a letter of intent related to the merger with ISPsoft, DSET loaned ISPsoft $500,000 pursuant to a collateralized promissory note.

    In June 2001, simultaneously with the execution of the merger agreement with ISPsoft, ISPsoft issued to DSET a $2.0 million promissory note, which replaced the $500,000 note. During the second half of 2001, DSET loaned $1.85 million to ISPsoft for a total outstanding amount of $3.85 million as of December 31, 2001. Additionally, in Janary 2002 DSET loaned ISPsoft $550,000 bring the total amount loaned to ISPsoft through January 31, 2002 to $4.4 million.

    In connection with the closing of the merger with ISPsoft on January 31, 2002, DSET issued two promissory notes in exchange for certain notes previously issued by ISPsoft. Each note is in the principal amount of $400,000 bearing simple interest of 8% per annum. The notes are due at the earlier of: a) one year (January 31, 2003); b) DSET receiving equity financing of at least $10 milion; or c) the receipt by ISPsoft or successor of an aggregate of $5 million in cash from sales of ISPsoft's products (provided however that the sales agreements were executed prior to January 31, 2002).

TAX REFUND

    On March 9, 2002, President George W. Bush signed into law the 'Job Creation and Worker Assistance Act' (H.R. 3090) which should allow the Company to collect an estimated $1.1 million federal tax refund pursuant to the temporary extension of the general carry back period to five years (from two years under present law) for Net Operating Losses arising in taxable years ending in 2001 and 2002.

19. SELECTED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following table presents certain condensed unaudited quarterly financial information for each of the eight most recent quarters in the period ended December 31, 2001. This information is derived from unaudited financial statements of the Company that include, in the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operation of such periods.

                        QUARTER   QUARTER   QUARTER   QUARTER    QUARTER   QUARTER   QUARTER   QUARTER
                         ENDED     ENDED     ENDED     ENDED      ENDED     ENDED     ENDED     ENDED
                        3/31/01   6/30/01   9/30/01   12/31/01   3/31/00   6/30/00   9/30/00   12/31/00
                        -------   -------   -------   --------   -------   -------   -------   --------
                                              (IN $000 EXCEPT PER SHARE AMOUNTS)
Revenue...............  $ 3,415   $ 2,616   $2,015     $1,869    $11,598   $16,234   $13,867   $ 5,343
Gross Profit..........      923       527      801      1,221      8,564    12,782     8,981     1,593
Net Income (Loss).....  (10,923)  (13,157)  (7,565)    (1,628)       921     2,171    (3,251)  (18,653)
Earnings (Loss) Per
  Share of Common
  Stock:
    Basic.............    (3.76)    (4.53)   (2.61)      (.59)      0.08      0.19     (0.28)    (1.65)
    Diluted...........    (3.76)    (4.53)   (2.61)      (.59)      0.08      0.18     (0.28)    (1.65)

                       DSET CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

----------------------------------------------------------------------------------------------------
                COLUMN A                   COLUMN B       COLUMN C      COLUMN D          COLUMN E
----------------------------------------------------------------------------------------------------
                                           BALANCE AT    CHARGED TO                      BALANCE AT
                                          BEGINNING OF    COSTS AND                        END OF
              DESCRIPTION                    PERIOD       EXPENSES     DEDUCTIONS          PERIOD
----------------------------------------------------------------------------------------------------
Year 2001
  Valuation reserve -- deferred tax
  asset.................................  $ 6,920,992   $11,658,246    $   --            $18,579,238
  Allowance for doubtful accounts.......  $12,285,676   $   986,708(b) $ 5,575,001(a)    $ 7,697,383
  Accrued restructuring expenses........  $   647,779   $ 6,311,191    $ 5,781,816       $ 1,177,154
  Long term accrued restructuring
    expenses............................  $   --        $ 1,021,344    $   --            $ 1,021,344

Year 2000
  Valuation reserve -- deferred tax
  asset.................................  $   --        $ 6,920,992    $   --            $ 6,920,992
  Allowance for doubtful accounts.......  $   600,000   $13,378,237    $ 1,692,561(a)    $12,285,676
  Accrued restructuring expenses........  $   --        $   880,100    $   232,321       $   647,779

Year 1999
  Allowance for doubtful accounts.......  $   175,979   $   665,116    $   241,095(a)    $   600,000

---------

 (a) Amounts written off as uncollectible.
 (b) Amounts in the consolidated statements of income (loss) include a reversal of $400,000 due to a resolution of customer credits recorded as a liability and $331,272 resolution of royalties on accounts receivable that have been written off.



                                      S-1





                          STATEMENT OF DIFFERENCES
                          ------------------------

 The dagger symbol shall be expressed as................................ 'D'