Form 10-K/A
period 2001-12-31
DSET CORP
filed 2002-04-30
CIK 1052196

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A

                         (AMENDMENT NO. 1 TO FORM 10-K)
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
                          -----------------
                                         OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to
     __________

                         Commission File Number 0-23611

                                DSET CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


         New Jersey                                     22-3000022
-------------------------------              ----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

1160 U. S. Highway 22, Bridgewater, New Jersey                        08807
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                             (Zip Code)

Registrant's telephone number, including area code (908) 526-7500
                                                   -----------------------------
Securities registered pursuant to Section 12(b) of the Act:

          Title of each class          Name of Each Exchange on Which Registered
----------------------------------     -----------------------------------------
                 None                             Not applicable

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
-------------------------------------------------------------------------------
                                (Title of Class)


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

Yes:             X                       No:
            -----------                     -----------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [_]

     State the aggregate market value of the voting common stock held by non-affiliates of the registrant: $1,656,698 at April 23, 2002 based on the last sales price on that date.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 23, 2002.

        Class                                        Number of Shares
        -----                                        ----------------
        Common Stock, no par value                       5,082,402

                                EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K of DSET Corporation (the "Company," "DSET," "we" or "us"), filed with the Securities and Exchange Commission on April 1, 2002, for the fiscal year ended December 31, 2001. This Form 10-K/A is being filed solely to add the information required by Part III (Items 10, 11, 12 and 13) of Form 10-K. Unless otherwise indicated, all per share amounts set forth in this Form 10-K/A reflect the one-for-four reverse stock split capitalization effected by us as of the close of business on August 21, 2001.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

Board of Directors

     We currently have seven directors. As set forth in our certificate of incorporation, the terms of office of the members of the board of directors are divided into three classes: Class I, whose term will expire at the 2002 Annual Meeting of shareholders; Class II, whose term will expire at the 2003 Annual Meeting of shareholders; and Class III, whose term will expire at the 2004 Annual Meeting of shareholders. The current Class I directors are Arun Inam and Carl Pavarini, the current Class II directors are C. Daniel Yost and Binay Sugla and the current Class III directors are William P. McHale, Jr., Jacob J. Goldberg and Andrew D. Lipman. At each annual meeting of shareholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our bylaws permit our board of directors to increase or decrease the size of our board of directors. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the total number of directors. This classification of the board of directors may have the effect of delaying or preventing changes in control or management of DSET.

         The current composition of our board of directors is as follows:


                                               Served as a                       Position(s) with
Name                                 Age     Director Since                        the Company
----                                 ---    ----------------                      --------------

William P. McHale, Jr...........     53           1997                  Chief Executive Officer, Chairman of
                                                                         the Board and  Class III Director

Jacob J. Goldberg.............       55           1999                          Class III Director

C. Daniel Yost................       53           1999                          Class II Director

Andrew D. Lipman..............       50           1999                          Class III Director

Binay Sugla, Ph.D.............       42           2001                   President and Class II Director

Arun Inam.....................       39           2002                           Class I Director

Carl Pavarini.................       53           2002                           Class I Director


     The principal occupations and business experience, for at least the past five years, of each above-named individual is as follows:

     Mr. McHale joined DSET in January 1997 as President and Chief Operating Officer and was elected to our board of directors in January 1997. In July 1997, he became Chief Executive Officer and in June 2000 became Chairman of the Board. Prior to joining DSET, Mr. McHale was Vice President of Sales and Marketing at F3 Software Corporation from January 1995 to December 1996.

From February 1991 to December 1994, Mr. McHale owned and operated a private firm where he periodically provided senior management or consulting services. Mr. McHale also served as President and Chief Executive Officer of each of Mitchell Management Systems from November 1989 to January 1991, and Component Software Corporation from July 1992 to July 1994. Prior to that, Mr. McHale held various sales and marketing positions at IBM, Wang Laboratories and Digital Equipment Corporation.

     Mr. Goldberg has been a director of DSET since March 1999. From August 1997 until his retirement in March 2000, Mr. Goldberg served as President of Telecom Industry Services for Bell Atlantic. From January 1994 to August 1997, Mr. Goldberg served as Vice President of Wholesale Markets for NYNEX overseeing marketing, sales and customer service provided to NYNEX's wholesale customers. Prior to that, from 1989 to December 1993, Mr. Goldberg served as Vice President of Network Interconnection Marketing and Sales and Managing Director of access markets at NYNEX. Mr. Goldberg serves on the board of directors of a number of privately held companies.

     Mr. Yost has been a director of DSET since September 1999. Mr. Yost has over 26 years of experience in telecommunications and business. Mr. Yost currently sits on the board of directors of ADC Telecommunications Inc., a publicly traded global supplier of transmission and networking systems for telecommunications networks, Redstone Telecom, a publicly traded United Kingdom telecommunications service, and Ace Cash Express Inc., a publicly traded provider of retail financial services. Mr. Yost has served as President and Chief Operating Officer of Allegiance Telecom, a publicly traded company, since February 1998. He was elected to Allegiance Telecom's board in March 1998. Before joining Allegiance Telecom, from July 1997 to February 1998, he served as President and Chief Operating Officer at NETCOM On-Line Communication Services, Inc., a leading Internet service provider. Mr. Yost managed all aspects of domestic operations, including development and implementation of overall strategic direction. Prior to that, from April 1994 to July 1997, Mr. Yost was President of the Southwest region of AT&T Wireless Services, Inc. Mr. Yost has also served as President of McCaw Cellular Communications/LIN Broadcasting in the Southwest region and was President, General Manager, and founder of MetroCel Cellular Telephone Company.

     Mr. Lipman has been a director of DSET since November 1999. Mr. Lipman is currently the Vice Chairman of the Washington D.C. law firm Swidler Berlin Shereff Friedman, LLP, and a Senior Partner in the firm's Telecommunications Group. Mr. Lipman has over twenty years of experience in the telecommunications industry and has advised various Internet, technology, and telecommunications companies establishing operations in Europe and Asia. Mr. Lipman also served as Vice President of legal and regulatory affairs at Metropolitan Fiber Systems. Mr. Lipman serves on the board of directors of several public companies, including NuSkin International, a creator and distributor of personal care products, The Management Network Group, Inc., a leading provider of consulting services to the global telecommunications industry, and NHC Communications Inc., a leading manufacturer of physical-layer high-speed Switched Accessed Solutions.

     Dr. Binay Sugla has been a director of DSET since January 2002. Dr. Sugla was the president, chief executive officer and a director of ISPsoft Inc. from its inception in April 1999 until the merger of ISPsoft with and into DSET in January 2002. Prior to founding ISPsoft, Dr. Sugla was a Director of Network Services and Management at Bell Laboratories. During a fifteen year career with Bell Labs which started in 1985, Dr. Sugla created numerous provisioning and similar technologies, including an Internet protocol management program; a number of these technologies have been deployed to carriers. Dr. Sugla received the Bell Labs President's Award for Product Development. Dr. Sugla received his Ph.D. from the University of Massachusetts at Amherst in 1985 and received a Bachelor of Technology degree from IIT Kanpur in 1981.

     Arun Inam has been a director of DSET since January 2002. Dr. Inam is a Managing Director at Signal Lake Venture Fund, which he joined in February 2001. Prior to his tenure at Signal Lake, Dr. Inam was Vice President for Global Strategy & New Ventures at Motorola, where he reported to the President of the commercial, government, and industrial solutions sector. Prior to joining Motorola in 1999, Dr. Inam spent six years as a senior management consultant at Monitor Company and Braxton Associates. From 1985 to 1994, Dr. Inam conducted and managed research in high-speed electronics and optics at Bell Communications Research (Bellcore). Dr. Inam holds a Ph.D. in physics, and has studied at Rutgers, Carnegie Mellon, the University of Paris and at the Indian Institute of Technology.

     Carl Pavarini has been a director of DSET since January 2002. Dr. Pavarini is a professor at Rensselaer Polytechnic Institute's Lally School of Management and Technology and visiting executive and adjunct professor at the Stevens Institute of Technology School of Engineering. He has also taught in the MBA program at the Columbia University Graduate School of Business. Prior to becoming a professor, Dr. Pavarini worked at Lucent Technologies and AT&T, where he worked for over fifteen years until his retirement in 1999. During his tenure at Lucent and AT&T, Dr. Pavarini was a corporate officer and held responsibility for a number of product divisions. Dr. Pavarini also worked for over ten years in research and engineering development at AT&T Bell. Dr. Pavarini holds a Ph.D. in systems engineering from Rensselaer Polytechnic Institute and has attended the MIT Sloan Program for Senior Managers and the INSEAD International Management Program.

     None of our directors is related to any other director or to any executive officer or key employee of the Company.

Executive Officers

     The following table identifies our current executive officers:

                               Capacities in                    In Current
Name                     Age   Which Served                 Position(s) Since
----                     ---   -------------                -----------------

William P. McHale, Jr...  53   Chief Executive Officer and      July 1997
                               Chairman of the Board

Binay Sugla, Ph.D.......  42   President                        January 2002

Bruce M. Crowell(1).....  47   Vice President, Chief            August 1999
                               Financial Officer and
                               Secretary

Jeffrey S. Gill (2).....  35   Vice President, Professional     July 2000
                               Services

(1) Mr. Crowell joined DSET in August 1999, and currently serves as Vice President and Chief Financial Officer. Prior to joining DSET, Mr. Crowell served as a Vice President and Chief Financial Officer of EPL Technologies from January 1998 to July 1999. Prior to that, from January 1994 to January 1998, Mr. Crowell served as Vice President and Chief Financial Officer for Datron Inc., a firm specializing in aerospace and defense technologies. Mr. Crowell has 25 years of corporate financial experience, including serving as the Chief Financial Officer of two publicly-traded companies. Mr. Crowell has also served in various financial capacities with companies specializing in systems integration and electronics, including software applications for industries such as telecommunications and aerospace.

(2) Mr. Gill joined DSET in July 2000 as Vice President, Professional Services. From February 2000 to July 2000, Mr. Gill served as Business Unit Vice President of Cap Gemini Ernst & Young, managing all aspects of software development and professional services, inclusive of new business growth, for a Fortune 10 telecommunications firm. From June 1998 to February 2000, Mr. Gill served as the Program Director of Cap Gemini Telecommunications where he assumed responsibility for the management of business requirements, software development and quality assurance as well as all relevant financial corporate commitments. From April 1997 to June 1998, Mr. Gill served as Engagement/Program Manager of Beechwood Data Systems where he was accountable for all aspects of customer satisfaction as well as P&L commitments to the corporation. From October 1995 to April 1997, Mr. Gill served as Senior Project Manager of IMI Systems where he performed project management duties for an enterprise wide MRP deployment at a telecommunications manufacturing firm. Prior to that Mr. Gill served in various capacities at AT&T where he had increasing project management responsibilities in customer relationship management, billing and provisioning applications.

     Our executive officers are elected annually by our board of directors and serve until their successors are duly elected and qualified. None of our executive officers is related to any other executive officer or to any director of the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, officers and shareholders who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act to file initial reports of ownership and reports of changes in ownership with respect to our equity securities with the Securities and Exchange Commission. All reporting persons are required by Securities and Exchange Commission regulation to furnish us with copies of all reports that such reporting persons file with the Securities and Exchange Commission pursuant to
Section 16(a).

     Based solely on our review of the copies of such forms received by us and upon written representations of our reporting persons received by us, each such reporting person has filed all of their respective reports pursuant to Section 16(a) on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation of Directors

     Directors who are not employees or affiliates of DSET or its subsidiaries (an "Outside Director"), who currently consist of Messrs. Lipman, Yost, Goldberg, Inam and Pavarini, receive an annual stipend of $10,000 per year and $2,000 for each meeting of the board of directors or committee meeting attended in person. In addition, each director receives $2,000 for each meeting held by conference call which lasts two hours or more and $1,000 for each meeting held by conference call under two hours in length. Beginning with the Annual Meeting of shareholders in 2001, effective with each re-election of an Outside Director, each such Outside Director automatically shall be granted options to purchase 5,000 shares of our common stock, at an exercise price equal to the fair market value of our common stock on the date of grant, vesting over a three-year period. All directors are reimbursed for reasonable expenses incurred as a result of their attendance at board meetings.

     In January 2001, Mr. Goldberg executed a consulting agreement with us pursuant to which he received $56,000 in 2001 in connection with the performance of certain consulting services. Such services included, among other things, attending industry shows and conferences, calling on customer accounts, and assisting with marketing and strategic planning, all on behalf of DSET. In January 2002, we renewed such arrangement with Mr. Goldberg for fiscal year 2002 on the same terms.

     Pursuant to our 1998 Stock Plan, we granted to Mr. Lipman options to purchase 6,250 shares of our common stock on November 15, 1999, at an exercise price of $69.50 per share. The options vest to the extent of one-third of the shares on each of November 15, 2000, 2001 and 2002. Pursuant to our 1998 Stock Plan, we granted to Mr. Lipman options to purchase 1,250 shares of our common stock on August 9, 2000, at an exercise price of $101.50 per share. The options vest to the extent of one-third of the shares on each of August 9, 2001, 2002 and 2003. Pursuant to our 1998 Stock Plan, we granted to Mr. Lipman options to purchase 1,250 shares of our common stock on June 13, 2001, at an exercise price of $3.44 per share. The options vest to the extent of one-third of the shares on each of June 13, 2002, 2003 and 2004. Pursuant to our 1998 Stock Plan, we granted to Mr. Lipman options to purchase 5,625 shares of our common stock on June 13, 2001, at an exercise price of $3.44 per share. The options vest to the extent of one-third of the shares on June 13, 2002 and 8 1/3% each quarter thereafter. Pursuant to our 1998 Stock Plan, we granted to Mr. Lipman options to purchase 12,500 shares of our common stock on February 1, 2002, at an exercise price of $0.98 per share. The options vest to the extent of one-third of the shares on February 1, 2003 and 8 1/3% each quarter thereafter.

     Pursuant to our 1998 Stock Plan, we granted to Mr. Yost options to purchase 6,250 shares of our common stock on September 14, 1999, at an exercise price of $49.12 per share. The options vest to the extent of one-third of the shares on each of September 14, 2000, 2001 and 2002. Pursuant to our 1998 Stock Plan, we granted to Mr. Yost options to purchase 1,250 shares of our common stock on August 9, 2000, at an exercise price of $101.50 per share. The options vest to the extent of one-third of the shares on each of August 9, 2001, 2002 and 2003. Pursuant to our 1998 Stock Plan, we granted to Mr. Yost options to purchase 1,250 shares of our common stock on June 13,

2001, at an exercise price of $3.44 per share. The options vest to the extent of one-third of the shares on each of June 13, 2002, 2003 and 2004. Pursuant to our 1998 Stock Plan, we granted to Mr. Yost options to purchase 5,625 shares of our common stock on June 13, 2001, at an exercise price of $3.44 per share. The options vest to the extent of one-third of the shares on June 13, 2002 and 8 1/3% each quarter thereafter. Pursuant to our 1998 Stock Plan, we granted to Mr. Yost options to purchase 12,500 shares of our common stock on February 1, 2002, at an exercise price of $0.98 per share. The options vest to the extent of one-third of the shares on February 1, 2003 and 8 1/3% each quarter thereafter.

     Pursuant to our 1998 Stock Plan, we granted to Mr. Goldberg options to purchase 6,250 shares of common stock on March 9, 1999, at an exercise price of $43.00 per share. The options vest to the extent of one-third of the shares on each of March 9, 2000, 2001 and 2002. Pursuant to our 1998 Stock Plan, we granted to Mr. Goldberg options to purchase 1,250 shares of our common stock on August 9, 2000, at an exercise price of $101.50 per share. The options vest to the extent of one-third of the shares on each of August 9, 2001, 2002 and 2003. Pursuant to our 1998 Stock Plan, we granted to Mr. Goldberg options to purchase 1,250 shares of our common stock on June 13, 2001, at an exercise price of $3.44 per share. The options vest to the extent of one-third of the shares on each of June 13, 2002, 2003 and 2004. Pursuant to our 1998 Stock Plan, we granted to Mr. Goldberg options to purchase 5,625 shares of our common stock on June 13, 2001, at an exercise price of $3.44 per share. The options vest to the extent of one-third of the shares on June 13, 2002 and 8 1/3% each quarter thereafter. Pursuant to our 1998 Stock Plan, we granted to Mr. Goldberg options to purchase 12,500 shares of our common stock on February 1, 2002, at an exercise price of $0.98 per share. The options vest to the extent of one-third of the shares on February 1, 2003 and 8 1/3% of each quarter thereafter.

     Pursuant to our 1998 Stock Plan, we granted to Mr. Inam options to purchase 12,500 shares of our common stock on February 1, 2002, at an exercise price of $0.98 per share. The options vest to the extent of one-third of the shares on February 1, 2003 and 8 1/3% each quarter thereafter.

     Pursuant to our 1998 Stock Plan, we granted to Mr. Pavarini options to purchase 12,500 shares of our common stock on February 1, 2002, at an exercise price of $0.98 per share. The options vest to the extent of one-third of the shares on February 1, 2003 and 8 1/3% each quarter thereafter.

SUMMARY OF COMPENSATION IN FISCAL 2001, 2000, AND 1999

     The following Summary Compensation Table sets forth information concerning compensation for services in all capacities awarded to or earned by each person who served as our Chief Executive Officer at any time during 2001 and each of our other executive officers whose aggregate earnings exceeded $100,000 at the end of 2001 (referred to herein as, the "Named Executives") during the years ended December 31, 2001, 2000, and 1999.



                           SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------------------------
                                                                                             Long-Term
                                                           Annual Compensation             Compensation
                                                                                               Awards
                                                   ---------------------------------------------------------
                                                                                             Securities
                                                                                            Underlying            All Other
                                                         Salary             Bonus             Options            Compensation
    Name and Principal Position          Year             ($)                ($)                (#)                  ($)
                (a)                       (b)             (c)                (d)                (g)                  (i)
------------------------------------- ------------ ------------------- ---------------- -------------------- ---------------------

 William P. McHale, Jr.(1)....           2001            255,445           169,280             50,000            1,205(2)
     President, Chief Executive          2000            249,231            83,750             18,750            7,542(3)
     Officer and Chairman of the         1999            196,835           140,000                 --            7,419(4)
     Board

 Bruce M. Crowell(5)..........           2001            218,462            51,875             15,000            6,988(6)
     Vice President, Chief               2000            199,808            53,083(7)           5,375            6,870(8)
     Financial Officer and Secretary     1999             73,077            18,892             19,500            4,888(9)

 Jeffrey S. Gill(10)..........           2001            196,154            39,000             10,000             367(11)
     Vice President, Professional        2000             80,308            32,500             14,000             126(12)
     Services

 Jimmy C. Jobe(13)............           2001            111,538            17,000             12,500         130,272(14)
     Senior Vice President, Product      2000            180,000            15,000                 --             558(15)
     Development and Product
     Management

 Paul R. Smith(16) ...........           2001             33,924                --                 --         109,410(17)
     Senior Vice President,              2000            180,000            30,833                 --          13,056(18)
     Strategic Planning and Product      1999            188,462             6,000              6,250          21,378(19)
     Development

-----------

(1)  Mr. McHale was elected Chairman of the Board in June 2000.

(2) Includes compensation relating to life insurance premiums paid on his behalf of $1,205.

(3) Includes contributions by the Company under the 401(k) Plan of $6,300 and compensation relating to life insurance premiums paid on his behalf of $1,242.

(4) Includes contributions by the Company under the 401(k) Plan of $6,000 and compensation relating to life insurance premiums paid on his behalf of $1,419.

(5) Mr. Crowell joined the Company in August 1999 as Vice President, Chief Financial Officer and Secretary.

(6) Includes contributions by DSET under the 401(k) Plan of $6,300 and compensation relating to life insurance premiums paid on his behalf of $688.

(7)  Includes a relocation allowance of $29,646.

(8) Includes contributions by the Company under the 401(k) Plan of $6,240, and compensation relating to life insurance premiums paid on his behalf of $630.

(9) Includes contributions by the Company under the 401(k) Plan of $4,690 and compensation relating to life insurance premiums paid on his behalf of $198.

(10) Mr. Gill joined the Company in July 2000 as Vice President, Professional Services.

(11) Includes compensation relating to life insurance premiums paid on his behalf of $367.

(12) Includes compensation relating to life insurance premiums paid on his behalf of $126.

(13) Mr. Jobe left DSET effective July 13, 2001.

(14) Includes compensation related to severance and accrued vacation payments of $129,904 and life insurance premiums paid on his behalf of $368.

(15) Includes compensation related to life insurance premiums paid on his behalf of $558.

(16) Mr. P. Smith resigned from DSET effective March 1, 2001.

(17) Includes compensation related to severance and accrued vacation payments of $108,027 and an automobile allowance of $1,383.

(18) Includes contributions by DSET under the 401(k) Plan of $6,300, an automobile allowance of $5,900 and compensation relating to life insurance premiums paid on his behalf of $856.

(19) Includes contributions by DSET under the 401(k) Plan of $6,000, commissions of $7,779, an automobile allowance of $6,250 and compensation relating to life insurance premiums paid on his behalf of $1,349.

OPTION GRANTS IN 2001

     The following table sets forth information concerning individual grants of stock options made pursuant to our 1998 Stock Plan during 2001 to each of the Named Executives. We have never granted any stock appreciation rights.



                        OPTION GRANTS IN LAST FISCAL YEAR
--------------------------------------------------------------------------------------------------------------------------
                                                    Individual Grants
--------------------------------------------------------------------------------------------------------------------------
                                                                                             Potential Realizable
                                                                                                    Value at
                                                Percent of                                    Assumed Annual Rates
                                 Number of        Total                                             of Stock
                                Securities        Options                                    Price Appreciation for
                                Underlying      Granted to     Exercise                              Option
                                  Options        Employees     or Base                              Term (2)
                                  Granted       in Fiscal       Price                      ---------------------------
         Name                     (#)(1)          Year(1)       ($/Sh)     Expiration Date     5%($)         10%($)
         (a)                        (b)            (c)           (d)            (e)             (f)            (g)
--------------------------- ---------------- -------------- ------------ ---------------- ----------- ----------------
William P. McHale, Jr......      50,000          23.23%         6.752         3/11/11         212,315       538,047

Bruce M. Crowell...........      15,000           6.97%          8.50         1/11/11          80,184       203,202

Jeffrey S. Gill............      10,000           4.65%          8.50         1/11/11          53,456       135,468

Jimmy C. Jobe..............      12,500           5.81%          8.50         1/11/11          66,820       169,335

Paul R. Smith..............          --             --             --              --              --            --

-----------

(1) Based on an aggregate of 215,253 options granted to employees in 2001, including options granted to the Named Executives.

(2) Based on a grant date fair market value equal to the grant date exercise price per share of the applicable option for each of the Named Executives and assumes no adjustments to the grant date exercise price.

Aggregated Option Exercises in 2001 and Year End Option Values

         The following table sets forth information concerning each exercise of options during 2001 by each of the Named Executives and the year end value of unexercised in the money options.



                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES
---------------------------------------------------------------------------------------------
                                                               Number of
                                                               Securities        Value of
                                                               Underlying       Unexercised
                                                               Unexercised      In-the-Money
                                                                Options at       Options at
                                                                 Fiscal            Fiscal
                                 Shares                         Year-End          Year-End
                               Acquired on       Value            (#)              ($)(1)
                                Exercise       Realized        Exercisable/      Exercisable/
               Name                (#)            ($)         Unexercisable     Unexercisable
               (a)                 (b)            (c)              (d)               (e)
---------------------------  -------------- --------------  ----------------  ----------------
William P. McHale, Jr......         --            --          72,406/81,250         $0/$0
Bruce M. Crowell...........         --            --           9,748/30,127         $0/$0
Jeffrey S. Gill............         --            --           3,500/20,500         $0/$0
Jimmy C. Jobe..............         --            --                --               --
Paul R. Smith..............         --            --                --               --

-----------

(1) Based on a year-end fair market value of the underlying securities equal to $1.15 less the exercise price payable for such shares, which calculation results in a negative value.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

     William P. McHale, Jr., Chief Executive Officer and Chairman of the Board, entered into an employment agreement with us in November 1998. He is currently entitled to receive an annual salary in 2002 of $223,125 and is eligible for an annual bonus of up to $175,875, the amount and payment of which is within the discretion of the Compensation Committee. We have also agreed, subject to certain restrictions, to pay Mr. McHale twelve months salary continuation in the event that Mr. McHale is terminated without cause or upon a change in control of DSET. We have also agreed that, under certain circumstances, stock options held by Mr. McHale shall accelerate in the event Mr. McHale is terminated without cause in connection with a change in control of DSET. See Item 13 "Certain Relationships and Related Transactions" for a loan transaction between us and Mr. McHale.

     Binay Sugla, President, entered into an employment agreement with us upon consummation of the merger of ISPsoft Inc. with and into us in January 2002. He currently is entitled to receive an annual salary in 2002 of $207,000 and is eligible for an annual bonus of up to $155,250, the amount and payment of which is within the discretion of the board of directors or Compensation Committee. We have also agreed, subject to certain restrictions, to pay Mr. Sugla twelve months salary continuation in the event that Mr. Sugla is terminated without cause or upon a change in control of DSET. We have also agreed that, under certain circumstances, stock options held by Mr. Sugla shall accelerate in the event Mr. Sugla is terminated without cause in connection with a change in control of DSET.

     Bruce M. Crowell, Vice President, Chief Financial Officer and Secretary, has been in this position with us since August 1999. Mr. Crowell is currently entitled to receive an annual salary in 2002 of $190,000 and is eligible for an annual bonus of up to $57,500. We have also agreed, subject to certain restrictions, to pay Mr. Crowell nine months salary continuation and benefits in the event that Mr. Crowell is terminated without cause or upon a change in control of DSET. We have also agreed that, under certain circumstances, stock options held by Mr. Crowell shall accelerate in the event Mr. Crowell is terminated without cause in connection with a change in control of DSET.

     Jeffrey S. Gill, Vice President, Professional Services joined us in July 2000. Mr. Gill is currently entitled to receive an annual salary in 2002 of $180,000 and is eligible for an annual bonus of up to $36,000. We have also agreed, subject to certain restrictions, to pay Mr. Gill six months salary continuation and benefits in the event that Mr. Gill is terminated without cause or upon a change in control of DSET. We have also agreed that, under certain circumstances, stock options held by Mr. Gill shall accelerate in the event Mr. Gill is terminated without cause in connection with a change in control of DSET.

     We have also agreed, subject to certain restrictions and other terms specific to each agreement, to pay certain members of our management team salary continuation in an amount ranging from three to six months and benefits in the event that any one of them are terminated without cause or upon a change in control of DSET. We have also agreed that, under certain circumstances, stock options held by certain members of our management team shall accelerate in the event they are terminated without cause in connection with a change in control of DSET.

     Each of our executive officers has agreed to maintain the confidentiality of company information and, for a period of time following the termination of employment, not to solicit our customers or employees. In addition, Mr. McHale has agreed that during the term of his employment and thereafter for a period of one year, he will not compete with us in any state or territory of the United States, or any other country, where we do business by engaging in any capacity in any business which is competitive with our business. Mr. Sugla has agreed that until the expiration of one year after the termination of his employment, he shall not, directly or indirectly, engage in any business enterprise or employment which is directly competitive with our products or services.

     We have executed indemnification agreements with each of our executive officers and directors pursuant to which we have agreed to indemnify such party to the full extent permitted by law, subject to certain exceptions, if such party becomes subject to an action because such party is a director, officer, employee, agent or fiduciary of DSET.

     We generally require our employees to maintain the confidentiality of company information and to assign inventions to us.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee currently consists of Jacob J. Goldberg,  Andrew
D. Lipman and Carl Pavarini. From January 1, 2001 to June 13, 2001, the Compensation Committee was comprised of Jacob J. Goldberg and Bruce R. Evans, when Mr. Lipman replaced Mr. Evans who decided not to stand for re-election at the 2001 Annual Meeting of shareholders. On February 1, 2002, the Compensation Committee was reconstituted to include Messrs. Goldberg, Lipman and Pavarini. There are no, and during 2001 there were no, Compensation Committee Interlocks.

     In December 1995, we sold an aggregate of 676,361 shares of capital stock at an aggregate purchase price of $10.0 million to Summit Ventures IV, L.P. and Summit Investors II, L.P. (collectively, "Summit"). In connection with such transaction, Bruce R. Evans, a general partner of Summit, was elected to our board of directors as Summit's designee. In September 1996, we, pursuant to certain covenants in the transaction documents, issued to Summit, for no additional consideration, warrants (the "Summit Warrants") to purchase up to a maximum of 185,331 shares of our common stock. The shares of our common stock currently held by Summit including the shares of our common stock issuable upon the exercise of the Summit Warrants are entitled to certain demand and piggyback registration rights. During 1999, 138,998 warrants were exercised, of which 16,718 underlying common shares were purchased by us for their fair value aggregating approximately $303,000, which were used to fund the exercise price of these warrants. During 2000, 46,333 warrants were exercised, of which 4,204 underlying common shares were purchased by us for their fair value aggregating approximately $92,000, which were used to fund the exercise price of these warrants. At December 31, 2000, Summit no longer held any warrants to purchase shares of our common stock. All per share amounts set forth in this paragraph are on a pre one-for-four reverse stock split basis.

     In January 2001, Mr. Goldberg executed a consulting agreement with us pursuant to which he received $56,000 in 2001 in connection with the performance of certain consulting services. Such services included, among other things, attending industry shows and conferences, calling on customer accounts, and assisting with marketing and strategic planning, all on behalf of DSET. This amount was in addition to his director compensation. In January 2002, we renewed such arrangement with Mr. Goldberg for fiscal year 2002 on the same terms.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     There were, as of March 31, 2002, approximately 79 holders of record and approximately 3,500 beneficial holders of our common stock. The following table sets forth certain information, as of March 31, 2002, with respect to holdings of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of common stock outstanding as of such date, based on currently available Schedules 13D and 13G filed with the Securities and Exchange Commission, (ii) each of our directors and the Named Executives, and (iii) all directors and officers as a group.


                                                                    Amount and Nature of            Percent
Name and Address of Beneficial Owner(1)                           Beneficial Ownership(1)          of Class(2)
------------------------------------                              ----------------------           -----------
(i)  Certain Beneficial Owners:
     SGM Capital Limited..................................               742,521(3)                   14.6%
        Guinness Flight House, P.O. Box 290
        Guernsey, GY13RP
     NV Partners II L.P...................................               737,134(4)                   14.5%
        c/o Stephen Socolof
        600 Mountain Avenue
        Murray Hill, NJ  07974
     Signal Lake Venture Fund, L.P........................               422,381(5)                    8.3%
        c/o Barton W. Stuck
        578 Post Road East
        Suite 667
        Westport, CT  06880
     FMR Corporation......................................                286,250                      5.6%
        82 Devonshire Street
        Boston, MA  02109-3614
     Martinson Family Foundation and Related Party........               260,400(6)                    5.1%
        1009 Lenox Drive
        Lawrenceville, NJ  08648

(ii) Directors and Named Executives:
     William P. McHale, Jr................................               121,017(7)                    2.3%
     Binay Sugla..........................................               363,335(8)                    7.0%
     Jacob J. Goldberg....................................                6,666(9)                      *
     C. Daniel Yost.......................................               4,582(10)                      *
     Andrew D. Lipman.....................................               4,582(11)                      *
     Arun Inam............................................                   --                         *
     Carl Pavarini........................................                   --                         *
     Bruce M. Crowell.....................................               40,628(12)                     *
     Jeffrey S. Gill......................................               8,491(13)                      *

(iii) All Directors and officers as a group
     (9 persons):......................................                 549,301(14)                   10.4%

-----------

* Less than 1%

(1) Except as set forth in the footnotes to this table and subject to applicable community property law, the persons named in the table have sole voting and investment power with respect to all shares.

(2) Applicable percentage of ownership for each holder is based on 5,082,402 shares of our common stock outstanding on March 31, 2002, plus any common stock equivalents and presently exercisable stock options or warrants held by each such holder, and options or warrants held by each such holder which will become exercisable within 60 days after March 31, 2002.

(3) Includes 742,521 shares of common stock issued in connection with our merger with ISPsoft, Inc., 74,252 shares of which were deposited with an escrow agent to secure certain indemnification obligations relating to such merger.

(4) Includes 737,134 shares of common stock issued in connection with our merger with ISPsoft Inc., 69,088 shares of which were deposited with an escrow agent to secure certain indemnification obligations relating to such merger.

(5) Includes 422,381 shares of common stock issued in connection with our merger with ISPsoft Inc., 34,531 shares of which were deposited with an escrow agent to secure certain indemnification obligations relating to such merger.

(6) Includes 85,400 shares of common stock held by John H. Martinson and 175,000 shares of common stock held by the Martinson Family Foundation for which Mr. Martinson serves as a trustee.

(7) Includes 98,447 shares of common stock underlying options which are or may be exercisable as of March 31, 2002 or 60 days after such date. Includes 4,002 shares held by Mr. McHale's wife and 639 shares held by Mr. McHale's minor child.

(8) Includes 43,603 shares of common stock underlying options which are or may be exercisable as of March 31, 2002 or 60 days after such date. Also includes 115,504 shares of common stock issued personally to Dr. Sugla in connection with our merger with ISPsoft Inc., 11,550 shares of which were deposited with an escrow agent to secure certain indemnification obligations relating to such merger. Also includes an additional 204,228 shares of common stock issued to other shareholders which were deposited with an escrow agent to secure certain indemnification obligations relating to such merger. Pursuant to the terms of an escrow agreement dated January 31, 2002, by and among DSET, American Stock Transfer & Trust Company and Dr. Sugla, Dr. Sugla as Indemnification Representation, has the right on behalf of the indemnifying shareholders, in his sole discretion, to direct the escrow agent in writing as to the exercise of any voting rights pertaining to the shares held in escrow.

(9) Includes 6,666 shares of common stock underlying options which are or may be exercisable as of March 31, 2002 or 60 days after such date.

(10) Includes 4,582 shares of common stock underlying options which are or may be exercisable as of March 31, 2002 or 60 days after such date.

(11) Includes 4,582 shares of common stock underlying options which are or may be exercisable as of March 31, 2002 or 60 days after such date.

(12) Includes 18,684 shares of common stock underlying options which are or may be exercisable as of March 31, 2002 or 60 days after such date.

(13) Includes 7,666 shares of common stock underlying options which are or may be exercisable as of March 31, 2002 or sixty days after such date.

(14) See Notes 7 through 13.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Bruce R. Evans was originally appointed to our board of directors as the designee of Summit Ventures IV, L.P. and Summit Investors II, L.P. See Item 11. "Executive Compensation - Compensation Committee Interlocks and Insider Participation." Mr. Evans elected not to stand for re-election at the 2001 Annual Meeting of shareholders. For information relating to Mr. Goldberg's consulting arrangement with us, please see Item 11. "Executive Compensation - Compensation Committee Interlocks and Insider Participation."

     On November 17, 1998 and on August 18, 1999, we loaned $150,000 and $102,728, respectively, to William P. McHale, Jr., our Chief Executive Officer and Chairman of the Board, on an unsecured basis. Such loans carry an adjustable interest rate based on the Merrill Lynch Institutional Funds Rate (6.35% per annum at December 31, 2000). In 2000, we extended three additional loans to Mr. McHale totaling $902,728 with a 6% interest rate per annum with one due November 2000, one due May 2001 and one due October 2001. As of December 31, 2000, Mr. McHale paid $527,728 against these loans leaving an outstanding balance of $627,728, inclusive of the two loans originating in November 1998 and August 1999. On March 1, 2001, we and Mr. McHale entered into both a promissory note and a pledge and security agreement in order to consolidate all of the then outstanding loans by us to Mr. McHale. The promissory note is secured through the pledge and security agreement which includes as security Mr. McHale's residence in New Jersey, options to purchase our capital stock granted to Mr. McHale, Mr. McHale's 401k account held with us and the benefits of a severance agreement between us and Mr. McHale. Effective October 1, 2001, Mr. McHale entered into a promissory note in the amount of $624,112 which cancelled the previous March 1, 2001 promissory note. The interest rate for this most recent promissory note is based on the lower of the alternative Federal short-term rate or the statutory Federal short-term rate for the month in which payment is made and there is a forty-one month payment schedule with a balloon payment due at the end of the term. Additionally, we amended the pledge and security agreement to reflect the terms of the new promissory note.

     Our board of directors has adopted a policy requiring that any future transactions between us and our officers, directors, principal shareholders and their affiliates be on terms no less favorable to us than could be obtained from unrelated third parties and that any such transactions be approved by a majority of the disinterested members of our board of directors.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2002.

                            DSET CORPORATION


                            By: /s/ William P. McHale, Jr.
                               ----------------------------------------------
                               William P. McHale, Jr.
                               Chief Executive Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Amendment to the Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                    Signature                                      Title                             Date
--------------------------------------------       -------------------------------------       ----------------

/s/ William P. McHale, Jr.                         Chief Executive Officer and Chairman         April 30, 2002
--------------------------------------------       of the Board of Directors (Principal
    William P. McHale, Jr.                         Executive Officer)

/s/ Binay Sugla                                    President and Member of the Board of         April 30, 2002
--------------------------------------------
     Binay Sugla                                   Directors

/s/ Bruce M. Crowell                               Chief Financial Officer (Principal           April 30, 2002
--------------------------------------------
    Bruce M. Crowell                               Financial and Accounting Officer)

/s/ Jacob J. Goldberg                              Director                                     April 30, 2002
--------------------------------------------
    Jacob J. Goldberg

/s/ Arun Inam                                      Director                                     April 30, 2002
--------------------------------------------
     Arun Inam

/s/ Andrew D. Lipman                               Director                                     April 30, 2002
--------------------------------------------
     Andrew D  Lipman

/s/ Carl Pavarini                                  Director                                     April 30, 2002
--------------------------------------------
     Carl Pavarini

/s/ C. Daniel Yost                                 Director                                     April 30, 2002
--------------------------------------------
    C. Daniel Yost