Form 10-Q
period 2002-03-31
DSET CORP
filed 2002-05-15
CIK 1052196

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                         Commission File Number 0-23611


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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 2002:


            Class                                      Number of Shares
            -----                                      ----------------
  Common Stock, no par value                              5,082,402

                               DSET CORPORATION

                              TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----
PART I.       FINANCIAL INFORMATION....................................................................         1

           Item 1.    Condensed Consolidated Financial Statements......................................         1

                      Condensed Consolidated Balance Sheets as of March 31, 2002 and
                          December 31, 2001............................................................         2

                      Condensed Consolidated Statements of Loss
                          and Comprehensive Loss for the Three Months Ended March 31,
                          2002 and 2001................................................................         3

                      Condensed Consolidated Statements of Cash Flows for the Three Months
                          Ended March 31, 2002 and 2001................................................         4

                      Notes to Condensed Consolidated Financial Statements.............................         5

           Item 2.    Management's Discussion and Analysis of Financial Condition and
                          Results  of Operations.......................................................        15

                      Results of Operations............................................................        19

                      Liquidity and Capital Resources..................................................        21

           Item 3.    Quantitative and Qualitative Disclosures About Market Risk.......................        24

PART II.      OTHER INFORMATION........................................................................        25

           Item 2.    Changes in Securities and Use of Proceeds........................................        25

           Item 4.    Submission of Matters to a Vote of Security Holders..............................        25

           Item 5.    Other Information................................................................        25

           Item 6.    Exhibits and Reports on Form 8-K.................................................        25

SIGNATURES.............................................................................................        26

                          PART I. FINANCIAL INFORMATION


               Item 1. Condensed Consolidated Financial Statements

DSET Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
--------------------------------------------------------------------------------

                                                                       March 31, 2002      December 31, 2001
                                                                       --------------      -----------------
Assets
Current assets:
   Cash and cash equivalents                                             $ 6,504,081          $12,958,074
   Accounts receivable, net of allowance for doubtful accounts
     of $7,697,383 at March 31, 2002 and December 31, 2001                   629,230              823,793
   Income taxes receivable                                                 1,407,386                8,416
   Prepaid licenses                                                          916,416              935,000
   Prepaid expenses and other current assets                                 373,831              329,864
                                                                         -----------          -----------
        Total current assets                                               9,830,944           15,055,147

Fixed assets, net                                                          2,261,868            2,173,139
Acquired technology, net                                                   3,866,667                   --
Goodwill, net                                                             11,478,961               19,004
Loans to ISPsoft, Inc.                                                            --            3,850,000
Merger and acquisition costs                                                      --            1,042,985
Other assets, net                                                            525,064              417,289
                                                                         -----------          -----------
        Total assets                                                     $27,963,504          $22,557,564
                                                                         ===========          ===========
Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable and accrued expenses                                 $ 2,974,327          $ 2,459,972
   Deferred revenues                                                       1,964,794            2,293,214
   Accrued restructuring expenses                                          1,034,211            1,177,154
   Notes payable                                                             800,000              493,786
   Current portion of capital lease obligation                               138,367              138,367
                                                                         -----------          -----------
        Total current liabilities                                          6,911,699            6,562,493

Long term accrued restructuring expenses                                     970,907            1,021,344
Deferred rent                                                                559,836              549,566
Capital lease obligation                                                     245,439              282,494
Other liabilities                                                             21,000               21,000
                                                                         -----------          -----------
        Total liabilities                                                  8,708,881            8,436,897
                                                                         -----------          -----------

Commitments and contingencies

Shareholders' equity:

   Preferred stock, no par value; 5,000,000 shares authorized, no shares
     issued or outstanding at March 31, 2002 and December 31, 2001                --                   --
   Series A Junior Participating Preferred stock, no par value; 5,000 shares authorized, no shares issued or outstanding at March 31, 2002 or
     December 31, 2001                                                            --                   --
   Common stock, no par value; 10,000,000 shares authorized, 5,188,543 and 2,907,400 shares issued at March 31, 2002 and December 31, 2001, respectively; 5,082,402 and 2,801,259 shares outstanding at
     March 31, and December 31, 2001, respectively                        57,043,533           50,138,022
   Accumulated deficit                                                   (37,609,048)         (35,837,420)
   Other comprehensive loss                                                  (21,802)             (21,875)
   Treasury stock, at cost; 106,141 shares at March 31, 2002
     and December 31, 2001                                                  (158,060)            (158,060)
                                                                         -----------          -----------
        Total shareholders' equity                                        19,254,623           14,120,667
                                                                         -----------          -----------
        Total liabilities and shareholders' equity                       $27,963,504          $22,557,564
                                                                         ===========          ===========




   The accompanying notes are an integral part of these condensed consolidated financial statements.

DSET Corporation and Subsidiaries
Condensed Consolidated Statements of Loss and Comprehensive Loss (Unaudited)
--------------------------------------------------------------------------------


                                                                                Three Months Ended March 31,
                                                                               -----------------------------
                                                                                   2002             2001
                                                                                   ----             ----
Revenues:
   License revenues                                                            $   253,343      $  1,521,160
   Service revenues                                                              1,248,012         1,894,280
                                                                               -----------      ------------

          Total revenues                                                         1,501,355         3,415,440
                                                                               -----------      ------------

Cost of revenues:
   License revenues                                                                202,473           501,826
   Service revenues                                                              1,034,367         1,990,663
                                                                               -----------      ------------

          Total cost of revenues                                                 1,236,840         2,492,489
                                                                               -----------      ------------

          Gross profit                                                             264,515           922,951
                                                                               -----------      ------------

Operating expenses:
   Sales and marketing                                                             735,502         2,529,592
   Research and product development                                                986,665         3,909,534
   General and administrative                                                    1,219,097         1,852,265
   Bad debt expense and other charges                                                    -           440,087
   Amortization of goodwill                                                              -           100,117
   Restructuring and impairment charges                                            463,781         3,428,918
                                                                               -----------      ------------

        Total operating expenses                                                 3,405,045        12,260,513
                                                                               -----------      ------------

          Operating loss                                                        (3,140,530)      (11,337,562)

Interest expense and other income (expense)                                        (63,405)          (46,928)
Interest income and realized gains and losses on marketable securities              45,919           490,265
                                                                               -----------      ------------

Loss before income taxes                                                        (3,158,016)      (10,894,225)

Provision (benefit) for income taxes                                            (1,386,388)           28,837
                                                                               -----------      ------------

Net loss                                                                       $(1,771,628)     $(10,923,062)
                                                                               ===========      ============

Other comprehensive income (loss), net of tax
   Unrealized appreciation on investments                                                -            56,941
   Cumulative translation adjustment                                                    73             1,669
                                                                               -----------      ------------
          Comprehensive loss                                                   $(1,771,555)     $(10,864,452)
                                                                               ===========      ============

Net loss applicable to common shares                                           $(1,771,628)     $(10,923,062)
                                                                               ===========      ============
Net loss per common share - basic and diluted                                  $     (0.41)     $      (3.76)
                                                                               ===========      ============

Weighted average number of common shares outstanding                             4,296,675         2,907,199
                                                                               ===========      ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

DSET Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------


                                                                               Three Months Ended March 31,
                                                                               -----------------------------
                                                                                   2002            2001
                                                                                   ----            ----
Cash flows from operating activities:
   Net loss                                                                    $(1,771,628)     $(10,923,062)
   Adjustments to reconcile net loss to net cash
     (used in) operating activities, net of effects of acquisitions:
     Stock based compensation charges                                                    -            (9,227)
     Realized (gain) on marketable securities                                            -          (131,087)
     Depreciation                                                                  170,850           352,991
     Amortization                                                                  133,333           421,964
     Bad debt expense and other charges                                                  -           440,087
     Asset impairments                                                             147,099         2,895,825
     Changes in operating assets and liabilities:
        Accounts receivable                                                        210,563           914,348
        Income taxes                                                            (1,398,970)          122,804
        Prepaid licenses                                                            18,584           (88,001)
        Prepaid expenses and other current assets                                  (42,854)          679,992
        Other assets                                                               (61,657)         (192,895)
        Accounts payable and accrued expenses                                      444,513        (2,678,345)
        Deferred revenues                                                         (328,420)         (23,916)
        Accrued restructuring expenses                                            (193,380)          529,375
        Deferred rent                                                               10,270           15,222
                                                                               -----------      ------------
          Net cash (used in) operating activities                               (2,661,697)       (7,673,925)
                                                                               -----------      ------------
Cash flows from investing activities:
   Redemption of marketable securities                                                   -         8,214,905
   Acquisition of business, less cash acquired                                  (3,248,422)                -
   Purchase of acquired technology                                                       -          (347,035)
   Acquisition of fixed assets                                                     (19,106)         (603,603)
                                                                               -----------      ------------
          Net cash provided by (used in) investing activities                   (3,267,528)        7,264,267
                                                                               -----------      ------------
Cash flows from financing activities:
   Repayments of notes payable                                                    (493,786)         (500,000)
   Repayments of capital lease obligation                                          (37,055)          (34,169)
   Repayment from officers and shareholders                                          6,000             7,600
   Proceeds from the exercise of stock options                                           -             4,538
                                                                               -----------      ------------
          Net cash (used in) financing activities                                 (524,841)         (522,031)
                                                                               -----------      ------------
   Effect of foreign exchange rate changes on cash                                      73             1,669
                                                                               -----------      ------------
          Net (decrease) in cash and cash equivalents                           (6,453,993)         (930,020)
                                                                               -----------      ------------
   Cash and cash equivalents, beginning of period                               12,958,074         7,314,254
                                                                               -----------      ------------
   Cash and cash equivalents, end of period                                    $ 6,504,081      $  6,384,234
                                                                               ===========      ============
Supplemental disclosure of cash flow information:
   Cash (received) paid during the period for income taxes                     $    12,582      $   (123,933)
   Cash paid during the period for interest                                         14,293            36,528
Non-cash activities:
   Accrued merger and acquisition costs                                            400,368                 -
   Issuance of common stock and options in business acquisition                  6,905,511                 -

Supplemental information of business acquired:
   Fair value of assets acquired:
       Cash                                                                          1,183                 -
       Current assets                                                               23,113                 -
       Non-current assets                                                          430,855                 -
       Acquired technology                                                       4,000,000                 -
       Goodwill                                                                 11,459,957                 -

    Less liabilities assumed and non-cash consideration:
       Current liabilities                                                        (268,695)                -
       Notes payable                                                              (800,000)                -
       Stock issued                                                             (6,378,077)                -
       Stock options issued                                                       (527,434)                -
       Accrued merger and acquisition costs                                       (400,368)                -
                                                                               -----------      ------------
Cash paid                                                                        7,540,534                 -
    Less, cash acquired                                                             (1,183)                -
Net cash paid                                                                    7,539,351                 -
    Less, cash paid prior to December 31,2001                                    4,290,929                 -
                                                                               -----------      ------------
Acquisition of business, less cash acquired                                    $ 3,248,422      $          -

  The accompanying notes are an integral part of these condensed consolidated financial statements.

DSET Corporation and Subsidiaries
March 31, 2002
Notes to Condensed Consolidated Financial Statements (Unaudited)


1.    Basis of Presentation

      The condensed consolidated financial information presented as of March 31, 2002 and for the three month periods ended March 31, 2002 and 2001 is unaudited, but in the opinion of the management of DSET Corporation("DSET" or the "Company"), contains all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 2002, the results of its operations and its cash flows for the three month periods ended March 31, 2002 and 2001. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements and accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The December 31, 2001 balance sheet data contained in this Form 10-Q was derived from audited financial statements, but does not include all the disclosures required by generally accepted accounting principles.

      Results for the interim period are not necessarily indicative of results that may be expected for the entire year.

      On August 14, 2001 the Company announced a reverse stock split effective on the close of business on August 21, 2001, pursuant to which one new share of common stock of the Company was issued in exchange for each four outstanding shares of common stock. The Board of Directors approved the reverse split under New Jersey law and also authorized the reduction of the Company's authorized common stock four-fold from 40,000,000 to 10,000,000 shares. The Company's common stock commenced trading at the post-split price on August 22, 2001. All share and per share amounts in this Form 10-Q have been adjusted retroactively to reflect the one-for-four reverse stock split.

2.    Going Concern

      The condensed consolidated financial statements of DSET have been prepared on the basis that DSET will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. At March 31, 2002 and December 31, 2001, DSET had an accumulated deficit of $37.6 million and $35.8 million and working capital of $2.9 million and $8.5 million, respectively. DSET also incurred net losses of $1.8 million for the quarter ended March 31, 2002 and $33.3 million for the year ended December 31, 2001. These factors raise substantial doubt about DSET's ability to continue as a going concern. The losses and deficits resulted principally from the lack of demand for DSET's products due to a

DSET Corporation and Subsidiaries
March 31, 2002
Notes to Condensed Consolidated Financial Statements (Unaudited)



      major downturn in the telecommunications industry which began in the second half of 2000 (and continues to the present), having its most acute impact on Competitve Service Providers ("CSPs"), the Company's primary targeted customers. This downturn was brought about by the sudden withdrawal of available financing to the CSPs from traditional sources. Many of the Company's customers have declared bankruptcy, refused to pay or delayed additional purchases. This has resulted in the impairment of tangible and intangible assets, excess capacities and substantial bad debts. The Company has taken action to mitigate these circumstances by reducing headcount, subletting facilities and searching for additional financing to enable it to fund its return to positive cash flow and profitability.

      In 2002 DSET received two non-compliance notifications from the Nasdaq Stock Market, Inc. ("Nasdaq").

      On February 14, 2002, the Company received notice from Nasdaq that for the preceding 30 consecutive trading days, the Company's common stock had not maintained the minimum Market Value of Publicly Held Shares ("MVPHS") of $5,000,000 as required for continued inclusion by Marketplace Rule 4450(a)(2) (the "Rule") on the Nasdaq National Market. MVPHS equals the closing bid price multiplied by that portion of a company's outstanding shares which is in the hands of public investors (i.e., - shares not held by company officers, directors, or investors who hold a controlling interest in the company.) Therefore, in accordance with Marketplace Rule 4450(e)(1), the Company has 90 calendar days, or until May 15, 2002, to regain compliance. If compliance with the Rule cannot be demonstrated by May 15, 2002, the Company's securities will be delisted from the Nasdaq National Market. The Company has applied to transfer the trading of its common stock to the Nasdaq SmallCap Market and delisting is stayed pending Nasdaq's ruling on this application.

      On March 5, 2002, the Company received notice from Nasdaq that for the previous 30 consecutive trading days, the price of the Company's common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(a)(5) (the "$1.00 Rule"). Therefore, in accordance with Marketplace Rule 4450(e)(2), the Company has 90 calendar days, or until June 3, 2002, to regain compliance. If compliance with the $1.00 Rule cannot be demonstrated by June 3, 2002, the Company's securities will be delisted from the Nasdaq National Market.
      The Company has applied to transfer the trading of its common stock to the Nasdaq SmallCap Market and delisting is stayed pending Nasdaq's ruling on this application.

      DSET's failure to meet the Nasdaq's maintenance criteria in the future may result in the delisting of its common stock from the Nasdaq National Market. In such event, trading, if any, of DSET's common stock may then continue to be conducted in the Nasdaq SmallCap market, if DSET meets its criteria or the over-the-counter market, in what is commonly referred to as the electronic bulletin board or the "pink sheets". As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of DSET's common stock. In addition, in the event DSET's common stock is delisted, broker-dealers would have certain regulatory burdens imposed upon them, which may discourage them from effecting transactions in DSET's common stock,

DSET Corporation and Subsidiaries
March 31, 2002
Notes to Condensed Consolidated Financial Statements (Unaudited)


      further limiting the liquidity thereof. This may have the effect of limiting DSET's ability to raise additional financing.

      DSET's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations as they come due. DSET believes that the cost reductions from its restructurings in 2001 (including work force reductions) and the merger with ISPsoft will enhance its cash flows from operations. Additional financing may still be required for DSET to fund its operating and capital requirements through 2002. If cash flows are insufficient, or the Company is unable to raise funds on acceptable terms, there would be a material adverse effect on DSET's financial position and operations and its ability to continue as a going concern. This could force DSET to further reduce its capital expenditures, reduce its workforce, sell certain assets or possibly explore additional alternatives including seeking bankruptcy protection. The consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of these uncertainties. The Company cannot be certain that additional debt or equity financing will be available when required or, if available, that it can secure it on terms satisfactory to the Company.

3.    Summary of Significant Accounting Policies

      Consolidation
      The condensed consolidated financial statements include all wholly-owned subsidiaries from the respective dates of their acquisition or formation. The consolidated entity includes DSET Corporation and its wholly-owned subsidiaries, DSET Acquisition Corp., a Delaware corporation; Konark Inc. ("Konark"), a California corporation; PIC Technologies, Inc., a Delaware corporation; and DSET Canada, Inc. ("Canada"). All significant intercompany transactions have been eliminated in consolidation.

      Goodwill
      Goodwill represents the excess of the purchase price of an acquistion over the fair value of the net tangible and intangible assets acquired. In accordance with Statement of Financial Accounting Standards ("SFAS") 142 "Goodwill and Other Intangible Assets", the Company ceased amortizing goodwill effective January 1, 2002. In 2001 the Company amortized goodwill using a straight-line method over an estimated useful life of five years. The Company periodically assesses the realizability of goodwill based on estimated future cash flows. Accumulated amortization was $162,000 as of March 31, 2002 and December 31, 2001. On January 31, 2002 the Company merged with ISPsoft, Inc. In accordance with SFAS 141, "Business Combinations", the merger was accounted for as a purchase resulting in the recording of approximately $11.5 million in goodwill. (See Note 7)

DSET Corporation and Subsidiaries
March 31, 2002
Notes to Condensed Consolidated Financial Statements (Unaudited)


      Acquired Technology
      Acquired technology represents the costs of feasible technology acquired from external sources. Amortization of acquired technology is the greater of the amount computed using (a) the ratio that current gross revenues for a product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life ranging from three to five years of the product including the period being reported on. The acquired technology, resulting from the Company's merger with ISPsoft, Inc., was valued at $4.0 million. It was determined that the technology had a finite life of five years from the time of purchase. In the first quarter of 2002, amortization expense of $133,000 was recognized as cost of revenues. (See
      Note 7)

      Research and Product Development
      Research and product development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established.

      Long-Lived Assets
      In August 2001, SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued, replacing SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and portions of APB Opinion 30, "Reporting the Results of Operations". SFAS 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria to be met to classify an asset as held-for-sale. SFAS 144 retains the requirement of APB Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held-for-sale. The Company adopted SFAS 144 effective January 1, 2002 and there was no impact on the condensed consolidated financial statements for the quarter ended March 31, 2002.

      Treasury Stock
      The Company's purchases of shares of its common stock are recorded, at cost, as Treasury Stock and results in a reduction of stockholders' equity. When treasury shares are reissued, the Company uses a first-in, first-out method and the difference between the repurchase cost and the reissuance price is treated as an adjustment to common stock.

      Revenue Recognition
      License revenues are comprised of one time license fees for electronic-bonding gateways, application development tools, Local Number Portability ("LNP") solutions and repetitive license royalty fees for application development tools that are sold on a multiple-use basis. Revenue for the one time license fees is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the fee is fixed and determinable and collection is probable. Royalty revenue for the multiple-use licenses is recognized when the customer sells a product within which is

DSET Corporation and Subsidiaries
March 31, 2002
Notes to Condensed Consolidated Financial Statements (Unaudited)


      embedded libraries of the application development tools. The contracts for multiple-use licenses do not call for any minimum royalties.

      Service revenues are comprised of postcontract customer support service fees, gateway rental fees, professional service fees which include training, consulting, installation, implementation, and charges for reimbursable expenses and custom product development fees. Revenues for postcontract customer support services and gateway rental fees are recognized ratably over the period in which the services are provided. Revenues for training in the Company's products are recognized when the training has been completed. Revenues for consulting services are recognized in the period in which the consulting services are provided. Revenues for product installation and implementation services are recognized when contractually agreed upon milestones have been achieved. It is not necessary for the Company to provide implementation services. Outside third parties are available to perform integration of the Company's software with the customer's systems or the customer can choose to install the software. Revenues for reimbursable expenses are recognized as the expenses are incurred. Revenues for custom product development are recognized under the contract method of accounting in accordance with AICPA Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" since they generally require significant production, modification or customization of the Company's products. Revenue for custom product development is recognized as a percentage of the contract completed based upon the ratio of direct labor costs incurred to the estimated total direct labor costs required for the project. Any revenue for custom product development that is recognized in excess of amounts invoiced to the customer for progress billings is recorded as unbilled accounts receivable.

      Some customer contracts provide for multiple elements to be delivered (for example, electronic-bonding gateway product, postcontract customer support, training, custom product development, etc.). In those contracts that include multiple elements, the contract fee is allocated to the various elements based on vendor-specific objective evidence ("VSOE") of fair value. VSOE of fair value is the price charged when the same element is sold separately, or for an element not yet being sold separately, the price established by the Company's product management department.

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

      Income Taxes

DSET Corporation and Subsidiaries
March 31, 2002
Notes to Condensed Consolidated Financial Statements (Unaudited)


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

      The tax benefit in the first quarter of 2002 relates to the Job Creation and Worker Assistance Act ("JCWAA") signed into law in March 2002, which allows an extension to the general net operating loss carry-back period to five years (from two years).

      Reclassifications
      Certain amounts in 2001 have been reclassified to conform to the current period presentation.

      New Accounting Standards
      In August 2001, the Financial Accounting Standards Board issued SFAS 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The effective date for SFAS 143 is for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect that the adoption of the provisions of SFAS 143 will have a material impact on its results of operations or financial position.

4.    Revenue Concentration

DSET Corporation and Subsidiaries
March 31, 2002
Notes to Condensed Consolidated Financial Statements (Unaudited)


      The Company had three customers accounting for 13%, 12%, and 10% of revenues, respectively, for the quarter ended March 31, 2002 and one customer that accounted for 37% of revenues for the quarter ended March 31, 2001.

5.   Earnings Per Share

      The Company computes, presents and discloses earnings per share in accordance with SFAS No. 128 "Earnings Per Share" ("EPS") which specifies the computation, presentation and disclosure requirements for earnings per share of entities with publicly held common stock or potential common stock. The statement defines two earnings per share calculations, basic and assuming dilution. The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing income available to common stock by the weighted average shares outstanding. The objective of diluted EPS is consistent with that of basic EPS, that is to measure the performance of an entity over the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period. The calculation of diluted EPS is similar to basic EPS except both the numerator and denominator are increased for the conversion of potential common shares. Due to the Company's net loss for the three month periods ended March 31, 2002 and 2001, all outstanding stock options are considered to be anti-dilutive.

      At March 31, 2002, the exercise prices of all outstanding stock options exceeded the market price of the Company's common stock. All outstanding options to purchase 1,148,974 shares of common stock are antidilutive and excluded from the computation of diluted loss per share for the three months ended March 31, 2002.

6.   Restructuring and Impairment Charges

      In the first quarter of 2002, the Company decided to close its San Ramon, California office and reduce the sales and marketing workforce.

      The approximate restructuring and impairment charges recorded in the first quarter 2002 are summarized as follows:

         Fixed asset impairments                       $147,000
         Employee severance                             285,000
         Other                                           32,000
                                                       --------
                                                       $464,000
                                                       ========

      In the first quarter of 2001, the Company decided to reduce the workforce in the United States and to close its Canadian subsidiary due to the changing and unpredictable conditions in the marketplace, and the discontinuance of product lines in an effort to conserve cash. The approximate restructuring charges recorded in the first quarter 2001 are summarized as follows:

DSET Corporation and Subsidiaries
March 31, 2002
Notes to Condensed Consolidated Financial Statements (Unaudited)


         Software license asset impairment                          $2,174,000
         U.S. and Canadian employee severance                          378,000
         U.S. and Canadian fixed asset impairments
           and future non-refundable lease payments                    847,000
         Other                                                          30,000
                                                                    -----------
                                                                    $3,429,000
                                                                    ===========

      The total remaining restructuring accrual inclusive of termination benefits and non-refundable lease payments at March 31, 2002 is approximately $2.0 million as summarized as follows:

                                                                        Short-term     Long-term
                                                                        ----------     ---------
      Severance                                                         $  256,000    $        -
      Rent                                                                 336,000       732,000
      Equipment leases                                                     378,000       239,000
      Other                                                                 64,000             -
                                                                        ----------    ----------
         Total accrued restructuring expenses at March 31, 2002         $1,034,000    $  971,000
                                                                        ==========    ==========
      Reconciliation of Accrued restructuring expenses

      Balance, December 31, 2001                                                      $2,198,000
      Additions                                                                          317,000
      Payments                                                                          (510,000)
                                                                                      ----------
      Balance, March 31, 2002                                                         $2,005,000
                                                                                      ==========

7. Merger with ISPsoft Inc.

      In June 2001, the Company announced an agreement to merge with ISPsoft, which closed on January 31, 2002. The merger was accounted for under the purchase method in accordance with SFAS 141. ISPsoft has developed Internet Protocol provisioning and activation software which has achieved technological feasibility. At closing, ISPsoft security holders received an aggregate of 2,281,143 shares of DSET common stock, $1,000,000 in cash, issuance of an aggregate of $800,000 of DSET notes payable and payment of $544,519 in cash in exchange for certain debts payable by ISPsoft to certain ISPsoft security holders and/or affiliates, and are entitled to receive up to $500,000 in cash and/or unregistered shares of DSET common stock in potential milestone payments (if revenues from ISPsoft products are $4.0 million by June 30, 2002) in exchange for their ISPsoft securities in the

DSET Corporation and Subsidiaries
March 31, 2002
Notes to Condensed Consolidated Financial Statements (Unaudited)



      merger. In addition, the Company loaned ISPsoft $4.4 million through the consummation of the transaction. DSET also assumed the ISPsoft 2000 Stock Plan and granted the holders of 2,781,010 issued and outstanding options to purchase shares of ISPsoft common stock the right to purchase up to 241,483 shares of DSET common stock. The results of operations of ISPsoft are included in the accompanying Condensed Consolidated Statements of Loss and Comprehensive Loss beginning February 1, 2002.

      In conjunction with the merger with ISPsoft, the Company issued two $400,000 notes on January 31, 2002 to Signal Lake Venture Fund, L.P. and Lucent Technologies, Inc. The principal of these notes accrue interest at 8% per year and are due and payable on the earlier of (a) January 31, 2003; (b) the consummation by DSET of at least $10,000,000 in equity financing; or (c) the receipt by the Company of at least $5,000,000 in cash from sales agreements for the sale of ISPsoft's products, provided such agreements were executed prior to January 31, 2002.

      Consideration and Purchase Price Allocation

      The following is a summary of the consideration paid for ISPsoft and related purchase price allocation:


                  DSET common stock equity consideration                            $ 6,378,077
                  Fair value of DSET's options in exchange for ISPsoft options          527,434
                  Cash consideration to shareholders of ISPsoft                       1,544,519
                  Loans to ISPsoft prior to consummation                              4,400,000
                  Assumption of notes payable                                           800,000
                  Merger and acquisition costs                                        1,996,383
                                                                                    -----------

                  Total Consideration                                               $15,646,413
                                                                                    ===========
         Allocation of consideration:
                  Net tangible assets of ISPsoft                                    $   186,456
                  Acquired technology                                                 4,000,000
                  Goodwill                                                           11,459,957
                                                                                    -----------
                                                                                    $15,646,413
                                                                                    ===========

      Common stock consideration has been calculated based on Emerging Issues Task Force Issue ("EITF") 99-12, "Accounting for Formula Arrangements under EITF 95-19". For this calculation, DSET used the average market price for a few days before and after the merger was agreed to and announced, June 26, 2001 ($2.796 per common share).

DSET Corporation and Subsidiaries
March 31, 2002
Notes to Condensed Consolidated Financial Statements (Unaudited)


      Fair value of ISPsoft's options exchanged for the Company's options has been calculated based on FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 2511 and EITF 00-23, "Issues Related to the Accounting for Stock Compensation Under APB 25 and FIN44." DSET used the average market price for the few days before and after the merger was agreed to (as explained above) for the vested portion of the options issued, and the market price on the consummation date, January 31, 2002, for the unvested portion.

      Selected Pro Forma Financial Information

      The Company has prepared a pro forma loss statement in accordance with SFAS 141, for the first quarter of 2002 and 2001 as if ISPsoft were part of DSET as of January 1, 2002 and 2001, respectively. In the period ended January 31, 2002, ISPsoft recorded a non-recurring item which decreased the provision for income taxes expense by $227,000 for the sale of ISPsoft tax credits, which is included below in the selected pro forma information.

      The following pro forma statement of loss presents the consolidated results had DSET and ISPsoft been combined at the beginning of the respective periods:

                                                                                        Three Months Ended March 31,
                                                                                     ------------------------------------
                                                                                         2002                   2001
                                                                                         ----                   ----
Revenues:                                                                            $ 1,501,355             $  3,415,440

Cost of revenues:                                                                      1,370,173                2,892,489
                                                                                     -----------             ------------

Gross Profit:                                                                            131,182                  522,951
                                                                                     -----------             ------------

Operating expenses:                                                                    4,104,084               13,701,840
                                                                                     -----------             ------------

Operating loss:                                                                       (3,972,902)             (13,178,889)

Loss before income taxes                                                              (3,997,255)             (12,809,975)

Provision (benefit) for income taxes                                                  (1,613,992)                  28,837
                                                                                     -----------             ------------
Net loss applicable to common shares                                                 $(2,383,263)            $(12,838,812)
                                                                                     ===========             ============

Net loss per common share - basic and diluted                                        $     (0.47)            $      (2.47)

Weighted average number of common shares outstanding                                   5,082,402                5,188,342

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     General

         DSET develops and markets service-provisioning and electronic-bonding solutions for use by telecommunications providers around the world. Our Universal Provisioning eXchange ("UPX") software platform, acquired in our merger with ISPsoft in January 2002, enables a service provider to provision, activate, and manage services such as Internet Protocol ("IP") based virtual private networks ("VPNs") in complex multi-vendor network environments. We also offer a family of software solutions for competitive service providers ("CSPs") that enables them to exchange information with other telecommunications service providers to reduce the time necessary to provision new voice and data services for their customers.

         1999 and 2000 were years of unprecedented demand for all types of communications products and services. Companies in the telecommunications industry had access to and utilized abundant sources of investment capital. However, the downturn in the industry, which began in the second half of 2000, reduced our revenues significantly beginning in the third quarter of 2000 and through the first quarter of 2002. This downturn was brought about by the sudden withdrawal of available financing from almost all of the traditional financing sources (vendors, lenders, private equity/venture capital sources, public equity markets and large corporate partners) to our current and potential customers. Prior to this downturn, the new CSPs were successfully and regularly obtaining large capital commitments allowing them to increase the size and the pace of their infrastructure spending. This funding crisis also affected our collection efforts since many customers either declared bankruptcy or concluded that they did not have sufficient available cash to pay their obligations to DSET. We believe that we have adequately reserved for doubtful accounts, although no assurance can be made that additional customers will not go bankrupt or have financial difficulties.

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

         In the second half of 2000 and continuing through the first quarter of 2002, the business models of many service providers came into doubt. The industry continues to see a dramatic decline in the availability of capital and spending by service providers. 2001 can be characterized as a year of survival and retrenchment for the industry, with the contraction of the CSPs severely impacting hardware and software vendors that had previously experienced substantial growth in revenues and profits. Virtually every company that remained in business, including DSET, had to reorganize. In 2001, we incurred substantial losses, and accordingly reduced headcount and expenses in an effort to conserve cash and ultimately return to profitability. We have utilized cash previously invested in marketable securities to finance the losses brought about by the downturn. In the first quarter of 2002, we continue to see turmoil in the industry as additional customers have either commenced or declared their intent to commence formal reorganization proceedings.

         We currently offer two additional sales models, in addition to the traditional perpetual license and services arrangement, to our customers to acquire our products and services: a transaction based payment plan ("Pay as You Grow") and a rental program with little cash due up front ("Gateway Rental Program"). Prior to the inclusion of these alternative programs, our license revenues were derived from the sale of electronic-bonding gateways to CSPs under contracts that provided for perpetual licenses and corresponding fees, with the total price of a license sale to a customer depending on the number of licensed products, the number of trading partners and amount of additional services acquired.

         In the second quarter of 2001 we began marketing a "Pay as You Grow" pricing option to provide an alternative to CSPs that are constrained by lack of funding. The "Pay As You Grow" model is a run time royalty model with a minimum monthly payment requirement. The contractual minimum payment amounts are determined based on estimated monthly usage by the customer at the beginning of the contract. The customer is charged monthly based on the actual usage of the software or the minimum contract amount, whichever is greater. Usage is defined as completed transactions for provisioning services between a CSP and a trading partner. Therefore, revenue will be recognized on a periodic basis as it becomes due in accordance with SOP 97-2. The pricing model has the effect of spreading our normal license revenue over two to three years depending on customer usage. This program has been offered to certain potential customers beginning in the second quarter of 2001. Although no contracts have yet to be consummated with this pricing model and no revenue has been recognized to date on this basis, it is this model, together with the traditional long-term license that we intend to use in marketing our UPX platform and solutions.

         In the fourth quarter of 2001, again in an effort to find the right financial model to encourage CSPs to once again start buying electronic-bonding gateways, we announced our Gateway Rental Program, which provides existing and prospective customers the ability to rent electronic-bonding gateways on a month-to-month basis, with a 90-day cancellation provision. The program includes the use of the software, technical support, software upgrades and change management services for a monthly charge that is roughly equivalent to what they had been paying for the maintenance services only. Service revenue is recognized in the month in which customers use our software and services.

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

         Our cost of license revenues consists primarily of royalties paid to third-party software companies and the amortization of acquired technology and capitalized software development costs. We generally are not contractually obligated to make minimum royalty payments. Costs of service revenues include, primarily, payroll, related benefit costs, personnel and other operating expenses. Sales and marketing expenses consist of salaries, commissions and bonuses paid to sales and marketing personnel, as well as travel and promotional expenses. Research and product development expenses encompass primarily software engineering personnel costs, costs of third-party equipment, costs associated with customer satisfaction and quality and software utilized for development purposes. Research and product development expenses are charged to operations as such costs are incurred. Our research and development projects are evaluated for technological feasibility in order to determine whether they meet capitalization requirements. General and administrative expenses are comprised of personnel costs and occupancy costs for administrative, executive and finance personnel.

         For the quarters ended March 31, 2002 and 2001, we derived approximately 16.9% and 44.5%, respectively, of our total revenues from license revenues and approximately 83.1% and 55.5%, respectively, of our total revenues from service revenues. During the first quarter of 2002, revenues generated from CSPs were approximately $1.3 million and revenues generated from network equipment vendors for LNP solutions, application development tools and related services were approximately $184,000. During the first quarter of 2001, revenues generated from CSPs were $2.8 million and revenues generated from network equipment vendors were approximately $600,000.

         We had three customers accounting for 13%, 12%, and 10% of revenues, respectively, for the quarter ended March 31, 2002 and one customer that accounted for 37% of revenues for the quarter ended March 31, 2001. We derive a portion of our revenues from international sales, which constituted 0% of our total revenues in the first quarter of 2002 and 1.3% in the first quarter of 2001. Our international sales have been United States dollar-denominated. As a result, an increase in the value of the United States dollar relative to foreign currencies could make our products and services less competitive in international markets.

         The merger with ISPsoft was completed on January 31, 2002. ISPsoft has developed what we believe to be a technically advanced version of IP provisioning software. The market for next generation software-based provisioning systems is expected to grow from approximately $800 million in 2001 to almost $1.6 billion in 2004, according to a report by the research and consulting firm IDC. At closing, ISPsoft security holders received an aggregate of 2,281,143 shares of DSET common stock, $1,000,000 in cash, issuance of an aggregate of $800,000 of DSET Notes Payable and payment of $544,519 in cash in exchange for certain debts payable by ISPsoft to certain ISPsoft security holders and/or affiliates and are entitled to receive up to $500,000 in cash and/or unregistered shares of DSET common stock in potential milestone payments (if revenues from ISPsoft products are $4.0 million by June 30, 2002) in exchange for their ISPsoft securities in the merger. In addition, we loaned ISPsoft $4.4 million through the consummation of the transaction. We also assumed the ISPsoft 2000 Stock Plan and granted the holders of 2,781,010 issued and outstanding options to purchase shares of ISPsoft common stock the right to purchase up to 241,483 shares of DSET common stock. Effective February 1, 2002 ISPsoft's staff became our employees including three administrative, three sales and marketing, and 37 research and development employees. In the quarter ended March 31, 2002, these new departments contributed $200,000, $300,000, and $1,000,000 in operating expenses, respectively.

     Forward-Looking Statements

         Statements contained in this Form 10-Q that are not based on historical fact are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. Such forward-looking statements involve risks and uncertainties, including, but not limited to: (i) our ability to continue as a going concern; (ii) risks associated with the integration of ISPsoft with us following our recent acquisition of ISPsoft and the potential acquisition of other businesses by us, including risks relating to unanticipated liabilities or expenses, lower than expected revenues and the commercialization of acquired technology or products; (iii) the need for substantial financing to continue operations; (iv) the risk that our application for transfer trading of our common stock to the Nasdaq Small Cap Market may not be approved and/or that our common stock may be delisted from the Nasdaq National Market; (v) our dependence on the market for advanced telecommunications products and services; (vi) rapid technological change in our industry; (vii) our lack of an operating history in providing Internet Protocol (IP) based provisioning and management applications and services; (viii) the failure to protect proprietary rights or enforce licensing rights; and (ix) the loss of third-party software we utilize in our products. The success of the Company depends to a large degree upon increased demand by telecom service providers for its products and services, and the market for IP provisioning software. As a result of such risks and others expressed from time to time in the Company's filings with the Securities and Exchange Commission, the Company's actual results may differ materially from the results discussed in or implied by the forward-looking statements contained herein.

     Critical Accounting Estimates and Judgements

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

         o We recognize both product and service revenue.

            o We do not recognize revenue if, in our judgment, the revenue does not meet the requirements of AICPA Statement of Position ("SOP") 97-2, `Software Revenue Recognition' (i.e., persuasive evidence that an arrangement exists, delivery has occurred, the customer's fee is fixed and determinable and collectibility is probable).

            o On long-term, fixed price contracts, we recognize revenue using the percentage-of-completion method in accordance with SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." As work progresses, we rely on estimates of total expected contract revenue and costs. We follow this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are credited to income in the period in which the facts that give rise to the revision become known.

         o We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

         o We make a determination as to the carrying value of intangibles, long-lived assets and related good will that may not be recoverable based upon the existence of indicators of impairment and measure any impairment in accordance with the provisions of SFAS 142, based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. We currently do not expect to record an impairment charge, however, there can be no assurance that at the time of future review that a material impairment charge will not be recorded.

         o Contraction of the telecommunications industry commencing in the latter half of 2000 and continuing through the first quarter of 2002 has led us to re-examine all facets of our business. In the face of declining revenues and certain customers' unwillingness or inability to honor their commitments, it became necessary for us to take steps to reorganize to a level commensurate with the expected reduced revenue levels. These steps included recognizing asset impairments on many of our long-lived intangible and tangible assets, closing facilities, reducing and consolidating the workforce, seeking sublet tenants for portions of facilities covered by long term operating leases, and recognizing charges against earnings in the current period for future fixed asset and facility lease payments that will not benefit future periods. Considerable management judgment is necessary to estimate the charges for asset impairments and restructuring. Restructuring charges derived from our plans of closing facilities and discontinuing certain product lines are recognized pursuant to Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" and Staff Accounting Bulletin ("SAB") 100, "Restructuring and Impairment Charges".

         o We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount (zero at December 31, 2001), an adjustment to the deferred tax asset would increase income in the period such determination was made.

     Results of Operations

     Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

         Revenues. Total revenues decreased by 56.0% to $1.5 million in the first quarter of 2002 from $3.4 million in the first quarter of 2001. License revenues decreased by 83.3% to $253,000 in the first quarter of 2002 from $1.5 million in the first quarter of 2001. This decrease was attributable to a downturn in the telecom industry, especially in our market niche, resulting in a reduction in orders by prospective customers due to poor operating results of the CSPs, and the absence of available funding from capital markets to these prospective customers. Service revenues decreased 34.1% to $1.2 million in the first quarter of 2002 from $1.9 million in the first quarter of 2001. This decrease was attributable to a $523,000 decrease in revenue for network solutions, a $81,000 decrease in gateway solutions service revenue and a $41,000 decrease in LNP solutions revenue.

          Gross profit. The Company's gross profit decreased 71.3% to $265,000 in the first quarter of 2002 from $923,000 in the first quarter of 2001. Gross profit percentage for license revenues decreased to 20.0% in the first quarter of 2002 from 67.0% in the first quarter of 2001. The decrease was due to one large contract signed in the first quarter of 2001, for which there was a significant gross profit. Gross profit percentage for service revenues increased to 17.1% in the first quarter of 2002 from -5.1% in the first quarter of 2001. The increase was due to a decrease in operating expenses for the department.

         Sales and marketing expenses. Sales and marketing expenses decreased 70.9% to $736,000 in the first quarter of 2002 from $2.5 million in the first quarter of 2001. The decrease in sales and marketing expenses was mainly attributable to a $1.0 million decrease in personnel related expenses, a $300,000 decrease in travel, a $300,000 decrease in occupancy costs and depreciation, a $100,000 decrease in commissions (due to reduced sales), and a $100,000 reduction in miscellaneous other expenses. The decrease was mainly due to a drop in average headcount for these departments to eleven in the first quarter of 2002 as compared to 48 for the first quarter of 2001.

         Research and product development expenses. Research and product development expenses decreased 74.8% to $1.0 million in the first quarter of 2002 from $3.9 million in the first quarter of 2001. Personnel related expenses decreased by $2.0 million, depreciation and occupancy and related costs decreased by $400,000, contract labor decreased by $250,000, travel and telephone expense decreased by $100,000, and hardware and software maintenance decreased by $100,000. The decrease was mainly due to a drop in average headcount for this department which was 21 in the first quarter of 2002 as compared to 134 for the first quarter of 2001.

         General and administrative expenses. General and administrative expenses decreased 34.2% to $1.2 million in the first quarter of 2002 from $1.9 million in the first quarter of 2001. The decrease in general and administrative expenses was mainly due to a $200,000 decrease in relocation expenses, a decrease of $200,000 in occupancy and depreciation costs, a $200,000 decrease in miscellaneous other expenses, and a $100,000 decrease in recruiting costs.

         Bad debt expense. Bad debt expense was zero in the first quarter of 2002 as compared to $440,000 in the first quarter of 2001.

         The Company's bad debt expense recorded in the first quarter of 2001 corresponded to $302,000 of revenue recognized in 1999 and $138,000 of revenue recognized in the second and third quarters of 2000.

         Amortization of goodwill and other intangibles. Amortization expense was zero in the first quarter of 2002 compared to $100,000 in the first quarter of 2001. The reduction is due to the asset impairments for goodwill and other intangible assets and the effect of SFAS 142 which was adopted on January 1, 2002 whereby goodwill amortization ceased.

         Restructuring and other charges. Restructuring and other charges in the first quarter of 2002 were $464,000 which included a severance charge of $285,000 for the reorganization in the sales and marketing departments, $147,000 for the impairment of fixed assets and $32,000 for legal, moving, and rent charges associated with the closed office in San Ramon, California. In the first quarter of 2001, a $3.4 million dollar charge was taken, which included an impairment charge of $2.2 million for the carrying value of certain licenses related to the Canadian market, $400,000 in charges related to severances in March 2001 and $850,000 in charges related to the facility closure in Canada and fixed asset impairments in both Canada and the United States.

         Interest expense and other income (expense). Interest expense and other income and expense increased to $63,000 for the first quarter of 2002 from an expense of $47,000 for the first quarter of 2001. The difference was due to the accruing of interest on a note payable to Konark, which was paid in full in March 2002.

         Interest income and realized gains and losses on marketable securities. Interest income decreased to $46,000 in the first quarter of 2002 as compared to approximately $490,000 in the first quarter of 2001. This decrease was due to lower principal balances in 2002 due to the funding of operations and reduced interest rates due to the current economic climate as well as lower realized gains from redemptions of marketable securities and interest received on federal income tax refunds.

         Income taxes. We recognized a tax benefit of $1.4 million for the first quarter of 2002 as compared to a tax provision of $29,000 in the first quarter of 2001. The tax benefit in the first quarter of 2002 relates to the Job Creation and Worker Assistance Act ("JCWAA") signed into law in March 2002, which allows an extension to the general net operating loss carry-back period to five years (from two years). The 2002 and 2001 rates differ substantially from the statutory rate due to our losses.

Liquidity and Capital Resources

         Our consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. At March 31, 2002, our cash and cash equivalents aggregated approximately $6.5 million. At December 31, 2001 our cash and cash equivalents totaled $13.0 million. Our working capital was $2.9 million and $8.5 million at March 31, 2002 and December 31, 2001, respectively.

         At March 31, 2002, our principal sources of liquidity were our cash and cash equivalents that totaled $6.5 million. In addition, we expect to receive $1.4 million in cash for the expected U.S. Federal Income Tax refund due to the new tax carry-back provisions of the JCWAA by the end of the third quarter of 2002.

           Our operating activities used cash of $2.7 million and $7.7 million for the quarters ended March 31, 2002 and 2001, respectively. Cash used by operations in the first quarter of 2002 was primarily attributable to a net loss adjusted for the non-cash charges for depreciation and restructuring, as well as an increase in income taxes receivable and accounts payable and accruals, offset by decreases in accounts receivable and deferred revenues.

         Cash provided by (used in) investing activities in the quarters ended March 31, 2002, and 2001 was ($3.3) million and $7.3 million, respectively. Cash used in investing activities in the first quarter of 2002 was primarily attributable to the merger with ISPsoft, Inc. We expect minimal capital equipment and leasehold improvement expenditures to be made in 2002.

         We used approximately $525,000 and $522,000 in cash in financing activities in the quarters ended March 31, 2002, and 2001, respectively. We paid approximately $500,000 in note obligations in connection with a previous acquisition during each of the quarters ended March 31, 2002 and 2001.

         In addition, in 2002 DSET has received two non-compliance notifications from the Nasdaq Stock Market, Inc. ("Nasdaq").

         On February 14, 2002, we received notice from the Nasdaq Stock Market, Inc. ("Nasdaq") that for the preceding 30 consecutive trading days, our common stock had not maintained the minimum Market Value of Publicly Held Shares ("MVPHS") of $5,000,000 as required for continued inclusion by Marketplace Rule 4450(a)(2) (the "Rule") on the Nasdaq National Market. MVPHS equals the closing bid price multiplied by that portion of a company's outstanding shares which is in the hands of public investors (i.e., - shares not held by company officers, directors, or investors who hold a controlling interest in the company.) Therefore, in accordance with Marketplace Rule 4450(e)(1), we have 90 calendar days, or until May 15, 2002, to regain compliance. If compliance with the Rule cannot be demonstrated by May 15, 2002, our securities will be delisted from the Nasdaq National Market. We have applied to transfer the trading of DSET's common stock to the Nasdaq Small Cap Market and delisting is stayed pending Nasdaq's ruling on our application.

         On March 5, 2002, we received notice from Nasdaq that for the previous 30 consecutive trading days, the price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(a)(5) (the "$1.00 Rule"). Therefore, in accordance with Marketplace Rule 4450(e)(2), we have 90 calendar days, or until June 3, 2002, to regain compliance. If compliance with the $1.00
     Rule cannot be demonstrated by June 3, 2002, our securities will be delisted from the Nasdaq National Market. We have applied to transfer the trading of DSET's common stock to the Nasdaq Small Cap Market and delisting is stayed pending Nasdaq's ruling on our application.

         Our failure to meet the Nasdaq's maintenance criteria in the future may result in the delisting of our common stock from the Nasdaq National Market. In such event, trading, if any, of DSET's common stock may then continue to be conducted in the Nasdaq SmallCap market, if we meet its criteria or the over-the-counter market, in what is commonly referred to as the electronic bulletin board or the "pink sheets". As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of DSET's common stock. In addition, in the event DSET's common stock is delisted, broker-dealers would have certain regulatory burdens imposed upon them, which may discourage them from effecting transactions in DSET's common stock, further limiting the liquidity thereof. This may have the effect of limiting our ability to raise additional financing.

         Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations as they come due. We believe that the cost reductions from our restructurings in 2001 (including work force reductions) and the merger with ISPsoft will enhance our cash flows from operations. Additional financing may still be required for us to fund our operating and capital requirements through 2002. If cashflows are insufficient or we are unable to raise funds on acceptable terms there would be a material adverse effect on our financial position and operations and our ability to continue as a going concern. This could force us to further reduce our capital expenditures, reduce our workforce, sell certain assets or possibly explore additional alternatives including seeking bankruptcy protection. The consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of these uncertainties. We cannot be certain that additional debt or equity financing will be available when required or, if available, that we can secure it on terms satisfactory to us.

         Accounts receivable, net, decreased to $629,000 at March 31, 2002 from $824,000 at December 31, 2001, primarily as a result of decreased sales and the collection of outstanding receivables. Included in accounts receivable at March 31, 2002 was $7.5 million for trade receivables and $800,000 for unbilled project revenue as compared to $7.4 million for trade receivables and $1.1 million for unbilled project revenue at December 31, 2001. The allowance for doubtful accounts was $7.7 million at March 31, 2002 and December 31, 2001. Unbilled project revenue is the excess amount of revenue recognized through percentage of completion that has not been billed to the customer. Payment terms to customers are generally net zero to net ninety days.

   Contractual obligations including interest on these obligations are as follows:

                                                                        Payments Due by Period
                                                           April 1, 2002    April 1, 2003    April 1, 2005
                                                              through          through          through          After
                                                             March 31,        March 31,        March 31,       March 31,
Contractual Obligations                       Total            2003             2005             2007            2007
Notes payable                              $   864,000      $   864,000      $         0      $        0      $        0
Capitalized lease obligations                  421,260          180,540          240,720               0               0
Operating leases (equipment)*                1,391,637          984,574          356,144          50,919               0
Rental lease obligations*                   12,899,486        2,365,175        4,578,600       2,882,929       3,072,782
NJTC Venture Fund commitment                   800,000          200,000          600,000               0               0
                                           -----------      -----------      -----------      ----------      ----------
Total contractual cash obligations         $16,376,383      $ 4,594,289      $ 5,775,464      $2,933,848      $3,072,782
Sublessor agreements*                       (2,735,946)      (1,124,256)      (1,611,690)              0               0
                                           -----------      -----------      -----------      ----------      ----------
Net                                        $13,640,437      $ 3,470,033      $ 4,163,774      $2,933,848      $3,072,782
                                           ===========      ===========      ===========      ==========      ==========


* A total of $1.7 million is included in accrued restructuring expenses in the condensed consolidated financial statements as of March 31, 2002.


         We may seek additional funding through collaborative arrangements, borrowing money and by the sale of additional equity securities. Any sales of additional equity securities are likely to result in further dilution to our then existing shareholders. Further, if we issue additional equity securities, the new equity securities may have rights, preferences or privileges senior to those of existing holders of DSET's common stock. Alternatively, we may borrow money from conventional lenders, possibly at high interest rates, which may affect the value of our shareholders' holdings. Despite our efforts, funding may not be available at all or only on terms that are unacceptable. We also could be required to seek funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products which we would otherwise pursue on our own.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

         We believe that we are not subject to a material impact to our financial position or results of operations relating to market risk associated with foreign currency rates or derivative securities.

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

     Recent Sales of Unregistered Securities

     The following information relates to all securities sold by us within the first quarter of 2002 which were not registered under the securities laws at the time of grant, issuance and/or sale:

     1. During the first quarter of 2002, we granted stock options pursuant to our 1998 Stock Plan, as amended, which were not registered under the Securities Act of 1933, as amended. The following table sets forth certain information regarding such grants during the quarter.

                      Number            Exercise
                     of Shares            Price
                     ---------            -----
                      474,786             $0.923

     2. During the first quarter of 2002, we assumed stock options in connection with our merger with ISPsoft Inc. which were not registered under the Securities Act of 1933, as amended. The following table sets forth certain information regarding such options during the quarter.

                      Number            Exercise
                     of Shares            Price
                     ---------            -----
                      241,483             $1.97

     We did not employ an underwriter in connection with the issuance of the securities described above. We believe that the issuance of the foregoing securities was exempt from registration under either (i) section 4(2) of the Securities Act of 1933, as amended, as transactions not involving any offering and such securities having been acquired for investment and not with a view to distributionm, or (ii) Rule 701 under the Securities Act of 1933, as amended, as transactions made pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation.
All recipients had adequate access to information about DSET.

     On April 23, 2002, we filed a registration statement on Form S-8 with the Securities and Exchange Commission with respect to the foregoing securities.

Item 4. Submission of Matters to a Vote of Security Holders.

     In connection with our merger with ISPsoft Inc., on January 31, 2002, we held a Special Meeting of Shareholders.

     There were present at the Special Meeting in person or by proxy stockholders holding an aggregate of 1,582,652 shares of our common stock.

     A vote of the shareholders was taken at such Special Meeting with respect to the proposal to approve the merger with ISPsoft, the merger agreement, as amended, and the proposed issuance of up to 2,519,735 shares of our common stock and such other shares of common stock and consideration to the security holders of ISPsoft in connection with the merger all as described in the Joint Proxy Statement/Prospectus mailed to shareholders. 1,119,702 shares voted in favor of such proposal, 460,655 shares were voted against such proposal and 2,295 shares abstained from voting.

     A vote of the shareholders was taken at such Special Meeting with respect to the proposed amendment to our Amended and Restated Certificate of Incorporation to provide for the classification of our Board of Directors into three classes of directors with staggered terms of office as described in the Joint Proxy Statement/Prospectus mailed to shareholders. 1,109,110 shares voted in favor of such proposal, 471,047 shares were voted against such proposal and 2,495 shares abstained from voting.

     In addition, a vote of the shareholders was taken at the Special Meeting with respect to the proposed amendments to our 1998 Stock Plan to increase the maximum aggregate number of shares of our common stock available for issuance under the 1998 Stock Plan from 875,000 shares to 1,125,000 shares and to ensure compliance with section 162(m) of the Internal Revenue Code as described in the Joint Proxy Statement/Prospectus mailed to shareholders by approving the continuance of the 1998 Stock Plan, limiting the maximum number of shares of our common stock with respect to which awards may be granted to any person under the 1998 Stock Plan to 250,000 per calendar year, and making certain other conforming amendments.
1,099,540 shares voted in favor of such proposal, 477,642 shares were voted against such proposal and 5,470 shares abstained from voting.

Item 5. Annual Meeting of Shareholders

     We held our last annual meeting of shareholders on June 13, 2001. Our
Board of Directors has not yet selected a definitive date for the annual meeting shareholders for 2002. We will provide appropriate notice to shareholders in connection with such meeting.

Item 6. Exhibits and Reports on Form 8-K.

     (a)          Exhibits.

                  None.

     (b)          Reports on Form 8-K.

                  On February 7, 2002 the Company filed a current report on Form 8-K with the Securities and Exchange Commission with respect to the Company's merger with ISPsoft Inc. on January 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           DSET CORPORATION

     DATE: May 15, 2002                    By: /s/ William P. McHale, Jr.
                                               ---------------------------------
                                                   William P. McHale, Jr.,
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)


     DATE: May 15, 2002                    By: /s/ Bruce M. Crowell
                                               ---------------------------------
                                                   Bruce M. Crowell
                                                   Vice President and Chief
                                                   Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)