Form 10-Q
period 2002-06-30
DSET CORP
filed 2002-08-14
CIK 1052196

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    ---------

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                         Commission File Number 0-23611


                                DSET CORPORATION
              ---------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


             New Jersey                                22-3000022
----------------------------------      ---------------------------------------
  (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
  Incorporation or Organization)



661 Shrewsbury Avenue, Shrewsbury, New Jersey                     07702
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                        (Zip Code)

                                 (732) 945-6000
                          ---------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)

1160 US Highway 22, Bridgewater, New Jersey                         08807
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



               Yes:   X                  No:
                    -----                    -----


         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 2002:



               Class                                  Number of Shares
               -----                                  ----------------
      Common Stock, no par value                          5,159,558

                                DSET CORPORATION

                                TABLE OF CONTENTS



                                                                                    Page
                                                                                    ----
PART I. FINANCIAL INFORMATION...................................................      1

      Item 1. Condensed Consolidated Financial Statements.......................      1

              Condensed Consolidated Balance Sheets as of June 30, 2002 and
                 December 31, 2001..............................................      2

              Condensed Consolidated Statements of Loss and Comprehensive Loss
                 for the Three Months Ended June 30, 2002 and 2001..............      3

              Condensed Consolidated Statements of Loss and Comprehensive Loss
                 for the Six Months Ended June 30, 2002 and 2001................      4

              Condensed Consolidated Statements of Cash Flows for the Six
                 Months Ended June 30, 2002 and 2001............................      5

              Notes to Condensed Consolidated Financial Statements..............      6

      Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations..........................................     19

                 Results of Operations..........................................     24

                 Liquidity and Capital Resources................................     29

      Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....     32

PART II.  OTHER INFORMATION.....................................................     33

      Item 5. Other Information.................................................     33

      Item 6. Exhibits and Reports on Form 8-K..................................     33

SIGNATURES......................................................................     34

                          PART I. FINANCIAL INFORMATION


               Item 1. Condensed Consolidated Financial Statements

DSET Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
--------------------------------------------------------------------------------


                                                                                     June 30, 2002        December 31, 2001
Assets
Current assets:
   Cash and cash equivalents                                                         $  3,892,960            $ 12,958,074
   Accounts receivable, net of allowance for doubtful accounts
     of $7,388,115 at June 30, 2002 and $7,697,383 at December 31, 2001                   774,061                 823,793
   Income taxes receivable                                                                461,594                   8,416
   Prepaid licenses                                                                       916,416                 935,000
   Prepaid expenses and other current assets                                              396,358                 329,864
                                                                                     ------------            ------------
        Total current assets                                                            6,441,389              15,055,147

Fixed assets, net                                                                       1,643,061               2,173,139
Acquired technology, net                                                                3,666,667                       -
Goodwill, net                                                                                   -                  19,004
Loans to ISPsoft Inc.                                                                           -               3,850,000
Merger and acquisition costs                                                                    -               1,042,985
Other assets, net                                                                         308,169                 417,289
                                                                                     ------------            ------------
        Total assets                                                                 $ 12,059,286            $ 22,557,564
                                                                                     ============            ============

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable and accrued expenses                                             $  1,669,007            $  2,459,972
   Deferred revenues                                                                    1,782,026               2,293,214
   Accrued restructuring expenses                                                       2,182,413               1,177,154
   Notes payable                                                                          848,889                 493,786
   Current portion of capital lease obligation                                            158,855                 138,367
                                                                                     ------------            ------------
        Total current liabilities                                                       6,641,190               6,562,493

Long term accrued restructuring expenses                                                  611,785               1,021,344
Deferred rent                                                                             106,540                 549,566
Capital lease obligation                                                                  186,844                 282,494
Other liabilities                                                                          21,996                  21,000
                                                                                     ------------            ------------
        Total liabilities                                                               7,568,355               8,436,897
                                                                                     ------------            ------------

Commitments and contingencies

Shareholders' equity:

   Preferred stock, no par value; 5,000,000 shares authorized, no shares
     issued or outstanding at June 30, 2002 and December 31, 2001                               -                       -
   Series A Junior Participating Preferred stock, no par value; 5,000 shares authorized, no shares issued authorized, no shares issued or
     outstanding at June 30, 2002 and December 31, 2001                                         -                       -
   Common stock, no par value; 10,000,000 shares authorized, 5,189,236 and
     2,907,400 shares issued at June 30, 2002 and December 31, 2001,
     respectively                                                                      56,946,302              50,138,022
   Accumulated deficit                                                                (52,388,072)            (35,837,420)
   Other comprehensive loss                                                               (23,644)                (21,875)
   Treasury stock, at cost; (28,073 and 106,141 shares at June 30, 2002
     and December 31, 2001, respectively)                                                 (43,655)               (158,060)
                                                                                     ------------            ------------
        Total shareholders' equity                                                      4,490,931              14,120,667
                                                                                     ------------            ------------
        Total liabilities and shareholders' equity                                   $ 12,059,286            $ 22,557,564
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

DSET Corporation and Subsidiaries
Condensed Consolidated Statements of Loss and Comprehensive Loss (Unaudited)
--------------------------------------------------------------------------------



                                                                                          Three Months Ended June 30,
                                                                                          ---------------------------
                                                                                         2002                   2001*
                                                                                         ----                   -----
Revenues:
   License revenues                                                                  $    123,522            $    586,179
   Service revenues                                                                     1,077,576               2,030,061
                                                                                     ------------            ------------

          Total revenues                                                                1,201,098               2,616,240
                                                                                     ------------            ------------

Cost of revenues:
   License revenues                                                                       133,288                 524,064
   Service revenues                                                                       880,410               1,564,951
                                                                                     ------------            ------------

          Total cost of revenues                                                        1,013,698               2,089,015
                                                                                     ------------            ------------

          Gross profit                                                                    187,400                 527,225
                                                                                     ------------            ------------

Operating expenses:
   Sales and marketing                                                                    495,083               2,119,597
   Research and product development                                                     1,091,594               2,993,705
   General and administrative                                                             912,819               1,416,865
   Bad debt expense (benefit) and other charges                                          (307,468)                545,188
   Amortization of goodwill                                                                     -                 103,284
   Restructuring and other charges                                                      1,786,297               6,360,616
   Impairment of goodwill                                                              11,443,763                 419,541
                                                                                     ------------            ------------

          Total operating expenses                                                     15,422,088              13,958,796
                                                                                     ------------            ------------

          Operating loss                                                              (15,234,688)            (13,431,571)

Interest expense and other income (expense)                                               (13,271)                (30,661)
Interest income and realized gains and losses on marketable securities                     20,332                 404,130
                                                                                     ------------            ------------

Loss before income taxes                                                              (15,227,627)            (13,058,102)

Provision (benefit) for income taxes                                                     (448,603)                 98,315
                                                                                     ------------            ------------

Net loss                                                                             $(14,779,024)           $(13,156,417)
                                                                                     ============            ============

Other comprehensive income (loss), net of tax
   Unrealized appreciation on investments                                                       -                 (55,805)
   Translation adjustment                                                                  (1,842)                 19,389
                                                                                     ------------            ------------
          Comprehensive loss                                                         $(14,780,866)           $(13,192,833)
                                                                                     ============            ============

Net loss applicable to common shares                                                 $(14,779,024)           $(13,156,417)
                                                                                     ============            ============
Net loss per common share - basic and diluted                                        $      (2.91)           $      (4.53)
                                                                                     ============            ============

Weighted average number of common shares outstanding                                    5,082,402               2,907,199
                                                                                     ============            ============



*Certain amounts have been reclassified for comparative purposes.




   The accompanying notes are an integral part of these condensed consolidated financial statements.

DSET Corporation and Subsidiaries
Condensed Consolidated Statements of Loss and Comprehensive Loss (Unaudited)
--------------------------------------------------------------------------------



                                                                                          Six Months Ended June 30,
                                                                                          -------------------------
                                                                                         2002                   2001*
                                                                                         ----                   -----
Revenues:
   License revenues                                                                  $    376,864            $  2,107,339
   Service revenues                                                                     2,325,588               3,924,342
                                                                                     ------------            ------------

          Total revenues                                                                2,702,452               6,031,681
                                                                                     ------------            ------------

Cost of revenues:
   License revenues                                                                       335,761               1,025,890
   Service revenues                                                                     1,914,776               3,555,615
                                                                                     ------------            ------------

          Total cost of revenues                                                        2,250,537               4,581,505
                                                                                     ------------            ------------

          Gross profit                                                                    451,915               1,450,176
                                                                                     ------------            ------------

Operating expenses:
   Sales and marketing                                                                  1,230,584               4,649,189
   Research and product development                                                     2,078,260               6,903,239
   General and administrative                                                           2,131,916               3,269,130
   Bad debt expense (benefit) and other charges                                          (307,468)                985,275
   Amortization of goodwill                                                                     -                 203,400
   Restructuring and other charges                                                      2,250,078               9,789,534
   Impairment of goodwill                                                              11,443,763                 419,541
                                                                                     ------------            ------------

          Total operating expenses                                                     18,827,133              26,219,308
                                                                                     ------------            ------------

          Operating loss                                                              (18,375,218)            (24,769,132)

Interest expense and other income (expense)                                               (76,675)                (77,589)
Interest income and realized gains and losses on marketable securities                     66,251                 894,395
                                                                                     ------------            ------------

Loss before income taxes                                                              (18,385,642)            (23,952,326)

Provision (benefit) for income taxes                                                   (1,834,991)                127,153
                                                                                     ------------            ------------

Net loss                                                                             $(16,550,651)           $(24,079,479)
                                                                                     ============            ============

Other comprehensive income (loss), net of tax
   Unrealized appreciation on investments                                                       -                   1,135
   Translation adjustment                                                                  (1,768)                 21,059
                                                                                     ------------            ------------
          Comprehensive loss                                                         $(16,552,419)           $(24,057,285)
                                                                                     ============            ============

Net loss applicable to common shares                                                 $(16,550,651)           $(24,079,479)
                                                                                     ============            ============
Net loss per common share - basic and diluted                                        $      (3.53)           $      (8.28)
                                                                                     ============            ============

Weighted average number of common shares outstanding                                    4,691,709               2,907,199
                                                                                     ============            ============



*Certain amounts have been reclassified for comparative purposes.




   The accompanying notes are an integral part of these condensed consolidated financial statements.

DSET Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------


                                                                                          Six Months Ended June 30,
                                                                                          -------------------------
                                                                                         2002                   2001*
                                                                                         ----                   -----
Cash flows from operating activities:
   Net loss                                                                          $(16,550,651)           $(24,079,479)
   Adjustments to reconcile net loss to net cash
     (used in) operating activities, net of effects of acquisitions:
     Stock based compensation charges                                                       2,575                   4,404
     Realized (gain) on marketable securities                                                   -                (233,241)
     Depreciation                                                                         329,746                 715,857
     Amortization                                                                         333,333                 763,498
     Loss on disposal of assets                                                                 -                   6,645
     Restructuring and other charges                                                      918,548               7,063,914
     Bad debt expense (benefit) and other charges                                        (307,468)                985,275
     Impairment of goodwill                                                            11,443,763                 419,541
     Changes in operating assets and liabilities:
        Accounts receivable                                                               373,200               3,685,778
        Income taxes receivable                                                          (453,178)                211,298
        Prepaid licenses                                                                   18,584                (438,114)
        Prepaid expenses and other current assets                                         (81,933)                806,695
        Other assets                                                                      (24,661)                 21,682
        Accounts payable and accrued expenses                                            (546,829)             (3,061,360)
        Deferred revenues                                                                (511,188)               (104,672)
        Accrued restructuring expenses                                                    596,695               1,698,643
        Deferred rent                                                                    (443,025)                 22,233
                                                                                     ------------            ------------
          Net cash (used in) operating activities                                      (4,902,489)            (11,511,403)
                                                                                     ------------            ------------
Cash flows from investing activities:
   Redemption of marketable securities                                                          -              12,907,260
   Acquisition of business, less cash acquired                                         (3,524,369)                      -
   Purchase of acquired technology                                                              -                (607,035)
   Acquisition of fixed assets                                                           (153,580)               (666,358)
   Loans to ISPsoft Inc.                                                                        -              (1,000,000)
                                                                                     ------------            ------------
          Net cash provided by (used in) investing activities                          (3,677,949)             10,633,867
                                                                                     ------------            ------------
Cash flows from financing activities:
   Loan proceeds from financing insurance                                                  68,444                       -
   Reissuance of treasury stock                                                            14,599                       -
   Repayments of notes payable                                                           (513,341)               (500,000)
   Repayments of capital lease obligation                                                 (75,162)                (69,095)
   Repayment from officers and shareholders                                                22,552                   8,726
   Proceeds from the exercise of stock options                                                  -                   4,538
                                                                                     ------------            ------------
          Net cash (used in) financing activities                                        (482,908)               (555,831)
                                                                                     ------------            ------------
   Effect of foreign exchange rate changes on cash                                         (1,768)                 21,059
                                                                                     ------------            ------------
          Net (decrease) in cash and cash equivalents                                  (9,065,114)             (1,412,308)
                                                                                     ------------            ------------
   Cash and cash equivalents, beginning of period                                      12,958,074               7,314,254
                                                                                     ------------            ------------
   Cash and cash equivalents, end of period                                          $  3,892,960            $  5,901,946
                                                                                     ============            ============
Supplemental disclosure of cash flow information:
   Cash received during the period for income taxes                                  $ (1,381,813)           $   (118,150)
   Cash paid during the period for interest                                                22,577                  76,038
Non-cash activities:
   Accrued merger and acquisition costs                                              $     89,223                       -
   Issuance of common stock and options in business acquisition                      $  6,905,511                       -

Supplemental information of business acquired:
    Fair value of assets acquired:
       Cash                                                                                 1,182                       -
       Current assets                                                                      23,113                       -
       Non-current assets                                                                 430,855                       -
       Acquired technology                                                              4,000,000                       -
       Goodwill                                                                        11,424,759                       -

    Less liabilities assumed and non-cash consideration:
       Current liabilities                                                               (268,695)                      -
       Notes payable                                                                     (800,000)                      -
       Stock issued                                                                    (6,378,077)                      -
       Stock options issued                                                              (527,434)                      -
       Accrued merger and acquisition costs                                               (89,223)                      -
                                                                                     ------------            ------------
Cash paid                                                                               7,816,480                       -
    Less, cash acquired                                                                    (1,182)                      -
Net cash paid                                                                           7,815,298                       -
    Less, cash paid prior to December 31, 2001                                          4,290,929                       -
                                                                                     ------------            ------------
Acquisition of business, less cash acquired                                          $  3,524,369            $          -
                                                                                     ============            ============


*Certain amounts have been reclassified for comparative purposes

  The accompanying notes are an integral part of these condensed consolidated financial statements.

DSET Corporation and Subsidiaries
June 30, 2002
Notes to Condensed Consolidated Financial Statements (Unaudited)



1.    Basis of Presentation

      The condensed consolidated financial information presented as of June 30, 2002 and for the three month and six month periods ended June 30, 2002 and 2001 is unaudited, but in the opinion of the management of DSET Corporation ("DSET" or the "Company"), contains all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of June 30, 2002, the results of its operations and its cash flows for the three and six month periods ended June 30, 2002 and 2001. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements and accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 as amended. The December 31, 2001 balance sheet data contained in this Form 10-Q was derived from audited financial statements, but does not include all the disclosures required by generally accepted accounting principles.

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

      Effective with the May 2002 restructuring (see Note 6) , DSET's corporate headquarters changed from Bridgewater, New Jersey to Shrewsbury, New Jersey and Mr. Binay Sugla replaced Mr. William McHale as Chief Executive Officer. Mr. McHale separated from the Company effective May 24, 2002 but remains on the Board of Directors.

2.    Going Concern

      The condensed consolidated financial statements of DSET have been prepared on the basis that DSET will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. At June 30, 2002 and

DSET Corporation and Subsidiaries
June 30, 2002
Notes to Condensed Consolidated Financial Statements (Unaudited)


      December 31, 2001, DSET had an accumulated deficit of $52.4 million and $35.8 million and working capital (deficit) of ($200,000) and $8.5 million, respectively. DSET also incurred net losses of $14.8 million and $16.6 million for the three and six month periods ended June 30, 2002, respectively, and $33.3 million for the year ended December 31, 2001. These factors raise substantial doubt about DSET's ability to continue as a going concern. The losses and deficits resulted principally from the lack of demand for DSET's products due to a major downturn in the telecommunications industry which began in the second half of 2000 (and continues to the present), having its most acute impact on Competitive Service Providers ("CSPs"), the Company's primary targeted customers. This downturn was brought about by the sudden withdrawal of available financing to the CSPs from traditional sources. Many of the Company's customers have declared bankruptcy, refused to pay or delayed additional purchases. This has resulted in the impairment of tangible and intangible assets, excess capacities and substantial bad debts. The Company has taken action to mitigate these circumstances by reducing headcount, subletting facilities and searching for additional financing to enable it to fund its return to positive cash flow and profitability.

      In 2002 DSET received three non-compliance notifications from the Nasdaq Stock Market, Inc. ("Nasdaq").

      On February 14, 2002, the Company received notice from Nasdaq that for the preceding 30 consecutive trading days, the Company's common stock had not maintained the minimum Market Value of Publicly Held Shares ("MVPHS") of $5,000,000 as required for continued inclusion by Marketplace Rule 4450(a)(2) on the Nasdaq National Market. MVPHS equals the closing bid price multiplied by that portion of a company's outstanding shares which is in the hands of public investors (i.e., - shares not held by company officers, directors, or investors who hold a controlling interest in the company.) Therefore, in accordance with Marketplace Rule 4450(e)(1), the Company had 90 calendar days, or until May 15, 2002, to regain compliance.

      On March 5, 2002, the Company received notice from Nasdaq that for the previous 30 consecutive trading days, the price of the Company's common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(a)(5). Therefore, in accordance with Marketplace Rule 4450(e)(2), the Company had 90 calendar days, or until June 3, 2002, to regain compliance. If compliance with this rule could not be demonstrated by June 3, 2002, the Company's securities would have been delisted from the Nasdaq National Market.

      Effective May 29, 2002 the Company transferred the trading of its common stock to the Nasdaq SmallCap Market.

DSET Corporation and Subsidiaries
June 30, 2002
Notes to Condensed Consolidated Financial Statements (Unaudited)



      On July 17, 2002, the Company received notice from Nasdaq that for the previous 30 consecutive trading days, the price of the Company's common stock had not maintained a minimum market value of publicly held shares of $1,000,000 as required for continued inclusion by Marketplace Rule 4310(c)(7). Therefore, in accordance with Marketplace Rule 4310(c)(8)(B), the Company has 90 calendar days, or until October 15, 2002, to regain compliance. If compliance with the $1,000,000 rule cannot be demonstrated by October 15, 2002, the Company's securities will receive a written notification from Nasdaq that the Company's securities will be delisted.

      DSET's failure to meet the Nasdaq's maintenance criteria in the future may result in the delisting of its common stock from the Nasdaq SmallCap Market. In such event, trading, if any, of DSET's common stock may then continue to be conducted in the over-the-counter market, on the over-the-counter bulletin board or other electronic quotation services. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of DSET's common stock. In addition, in the event DSET's common stock is delisted, broker-dealers would have certain regulatory burdens imposed upon them, which may discourage them from effecting transactions in DSET's common stock, further limiting the liquidity thereof. This may have the effect of limiting DSET's ability to raise additional financing.

      DSET's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations as they come due. DSET believes that the cost reductions from its restructurings in 2001 and 2002 (including work force reductions) and the merger with ISPsoft will enhance its cash flows from operations. The Company is seeking additional financing to fund its operating and capital requirements through 2002. If cash flows are insufficient or the Company is unable to raise funds on acceptable terms, there would be a material adverse effect on DSET's financial position and operations and its ability to continue as a going concern. This would force DSET to further reduce its capital expenditures, reduce its workforce, sell certain assets or possibly explore additional alternatives including seeking bankruptcy protection. The consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of these uncertainties. The Company cannot be certain that additional debt or equity financing will be available when required or, if available, that it can secure it on terms satisfactory to the Company.

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

DSET Corporation and Subsidiaries
June 30, 2002
Notes to Condensed Consolidated Financial Statements (Unaudited)


      and DSET Canada, Inc. ("Canada"). All significant intercompany transactions have been eliminated in consolidation.

      Goodwill
      Goodwill represents the excess of the purchase price of an acquistion over the fair value of the net tangible and intangible assets acquired. In accordance with Statement of Financial Accounting Standards ("SFAS") 142 "Goodwill and Other Intangible Assets", the Company ceased amortizing goodwill effective January 1, 2002. In 2001 the Company amortized goodwill using a straight-line method over an estimated useful life of five years. The Company periodically tests goodwill for impairment by comparing its carrying amount to the fair value of goodwill. Accumulated amortization was zero and $162,000 as of June 30, 2002 and December 31, 2001, respectively. On January 31, 2002 the Company merged with ISPsoft Inc. In accordance with SFAS 141, "Business Combinations", the merger was accounted for a purchase resulting in the recording of approximately $11.4 million in goodwill.

      In the second quarter of 2002, the Company recognized a $11.4 million write-down of goodwill due to the significant decline in the valuation of the Company's stock due to the negative industry and economic trends affecting both the Company's current operations and expected future sales as well as the general decline of technology valuations. In accordance with SFAS 142, the Company performed an assessment of the carrying value of its goodwill and other intangible assets recorded in connection with the Company's various acquisitions. The fair value of goodwill was determined based on the market value of the Company (see Note 8).

      Acquired Technology
      Acquired technology represents the costs of feasible technology acquired from external sources. Amortization of acquired technology is the greater of the amount computed using (a) the ratio that current gross revenues for a product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life ranging from three to five years of the product including the period being reported on. The acquired technology, resulting from the Company's merger with ISPsoft Inc., was valued at $4.0 million. It was determined that the technology had a finite life of five years from the time of purchase. In the second quarter of 2002, amortization expense of $200,000 was recognized as cost of revenues. In the six months ended June 30, 2002, amortization expense of $333,333 was recognized as cost of revenues. Based upon managements current plans, the remaining balance of acquired technology is expected to be recovered from the sale of related products (see Note 7).

      Research and Product Development
      Research and product development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established.

DSET Corporation and Subsidiaries
June 30, 2002
Notes to Condensed Consolidated Financial Statements (Unaudited)


      Long-Lived Assets
      In August 2001, SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued, replacing SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and portions of APB Opinion 30, "Reporting the Results of Operations". SFAS 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria to be met to classify an asset as held-for-sale. SFAS 144 retains the requirement of APB Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held-for-sale. The Company adopted SFAS 144 effective January 1, 2002 and there was no impact on the condensed consolidated financial statements at adoption.

      Treasury Stock
      The Company's purchases of shares of its common stock are recorded, at cost, as Treasury Stock and results in a reduction of stockholders' equity. When treasury shares are reissued, the Company uses a first-in, first-out method and the difference between the repurchase cost and the reissuance price is treated as an adjustment to common stock.

      Revenue Recognition
      License revenues are comprised of one time license fees for software products released for general availability, royalties from third party licensees, and repetitive license royalty fees for applications that are sold on a multiple use basis. Revenue for the one time license fees is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the fee is fixed and determinable and collection is probable. Royalty revenue for the multiple use licenses is recognized when the customer sells a product within which is embedded libraries of the application development tools. The contracts for multiple-use licenses do not call for any minimum royalties.

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

DSET Corporation and Subsidiaries
June 30, 2002
Notes to Condensed Consolidated Financial Statements (Unaudited)


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

      The tax benefit of $1.4 million recorded in the first quarter of 2002 related to the Job Creation and Worker Assistance Act ("JCWAA") signed into law in March 2002, which allows an extension to the general net operating loss carry-back period to five years (from two years). An additional tax benefit of $449,000 was recorded in the second quarter of 2002 related to the research and development tax credit and the foreign tax credit released as a result of the carry-back related to the JCWAA. This benefit was recorded in the second quarter as a result of further clarification of this new legislation.

DSET Corporation and Subsidiaries
June 30, 2002
Notes to Condensed Consolidated Financial Statements (Unaudited)



      Reclassifications
      Certain amounts in 2001 have been reclassified to conform to the current period presentation.

      New Accounting Standards
      In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The effective date for SFAS 143 is for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect that the adoption of the provisions of SFAS 143 will have a material impact on its results of operations or financial position.

      In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections". SFAS 145 eliminates the requirement (in SFAS No. 4) that gains and losses from the extinguishments of debt be aggregated and classified as extraordinary items, net of the related income tax. In addition, SFAS No. 145 requires sales-lease back treatment for certain modifications of a capital lease that result in the lease being classified as an operating lease. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002, which for the Company would be December 31, 2003. Earlier application is encouraged. Any gain or loss on extinguishment of debt that was previously classified as an extraordinary item would be reclassified to other income (expense). The remainder of the statement is generally effective for transactions occurring after May 15, 2002. The Company does not expect that the adoption of SFAS No. 145 will have a material impact on the Company's financial condition, cash flows and results of operations.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of SFAS 146 is required with the beginning of fiscal year 2003.

DSET Corporation and Subsidiaries
June 30, 2002
Notes to Condensed Consolidated Financial Statements (Unaudited)


4.    Revenue Concentration

      The Company had two customers accounting for 12% of revenues each for the quarter ended June 30, 2002 and two customers that accounted for 14% and 10% of revenues, repectively, for the quarter ended June 30, 2001. The Company had two customers accounting for 13% and 12% of revenues, respectively, for the six months ended June 30, 2002 and one customer that accounted for 27% of revenues for the six months ended June 30, 2001.

5.    Earnings Per Share

      The Company computes, presents and discloses earnings per share in accordance with SFAS 128 "Earnings Per Share" ("EPS") which specifies the computation, presentation and disclosure requirements for earnings per share of entities with publicly held common stock or potential common stock. The statement defines two earnings per share calculations, basic and assuming dilution. The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing income available to common stock by the weighted average shares outstanding. The objective of diluted EPS is consistent with that of basic EPS, that is to measure the performance of an entity over the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period. The calculation of diluted EPS is similar to basic EPS except both the numerator and denominator are increased for the conversion of potential common shares. Due to the Company's net loss for the three month and six month periods ended June 30, 2002 and 2001, all outstanding stock options are considered to be anti-dilutive.

      At June 30, 2002, the exercise prices of all outstanding stock options exceeded the market price of the Company's common stock. All outstanding options to purchase 795,006 shares of common stock are antidilutive and excluded from the computation of diluted loss per share for the three and six month periods ended June 30, 2002.

6.    Restructuring and Other Charges

      In the first quarter of 2002, the Company decided to close its San Ramon, California office and reduce the sales and marketing workforce by a total of five employees.

      The approximate restructuring and other charges recorded in the first quarter 2002 are summarized as follows:

      Fixed asset impairments                                  $147,000
      Employee severance                                        285,000
      Other                                                      32,000
                                                               --------
                                                               $464,000
                                                               ========

DSET Corporation and Subsidiaries
June 30, 2002
Notes to Condensed Consolidated Financial Statements (Unaudited)


      In the second quarter of 2002, the Company decided to further reduce its workforce by a total of 34 employees. As a result, the Company closed its Bridgewater, New Jersey facility and consolidated those operations into the Company's Shrewsbury, New Jersey office. As part of the restructuring, the Company recorded a reserve to the outstanding loan balance of the former Chief Executive Officer based on his severance agreement.

      The approximate restructuring and other charges recorded in the second quarter of 2002 are summarized as follows:

      Employee severance                                          $ 949,000
      Fixed asset impairments                                       594,000
      Officers loan reserve                                         177,000
      Other                                                          66,000
                                                                 ----------
                                                                 $1,786,000
                                                                 ==========

      In the first quarter of 2001, the Company decided to reduce the workforce in the United States and to close its Canadian subsidiary due to the changing and unpredictable conditions in the marketplace, and the discontinuance of product lines in an effort to conserve cash.

      The approximate restructuring and other charges recorded in the first quarter of 2001 are summarized as follows:


      Software license asset impairment                          $2,174,000
      U.S. and Canadian employee severance                          378,000
      U.S. and Canadian fixed asset impairments and
           future non-refundable lease payments                     847,000
      Other                                                          30,000
                                                                 ----------
                                                                 $3,429,000
                                                                 ==========


      In June 2001, the Company further reduced its workforce in the United States by approximately seventy-one employees due to the continued changing and unpredictable conditions in the marketplace and discontinuing certain product lines in an effort to conserve cash. The employees terminated mainly supported the ezSubscribe, ez911, CNAM/LIDB and PIC gateways.

DSET Corporation and Subsidiaries
June 30, 2002
Notes to Condensed Consolidated Financial Statements (Unaudited)


      The approximate restructuring charges recorded in the second quarter of 2001 are summarized as follows:



      Intangible asset impairment                                $4,101,000
      Workforce reduction                                           969,000
      Fixed asset impairments and future non-refundable
         lease payments                                           1,290,000
                                                                 ----------
                                                                 $6,360,000
                                                                 ==========


      The total remaining restructuring accrual inclusive of termination benefits and non-refundable lease payments at June 30, 2002 is approximately $2.8 million as summarized as follows:

                                                                 Short-term     Long-term
                                                                 ----------     ----------
      Severance                                                  $  794,000     $        -
      Rent                                                          418,000        491,000
      Equipment leases                                              439,000        118,000
      Deferred rent                                                 455,000              -
      Other                                                          76,000          3,000
                                                                 ----------     ----------
         Total accrued restructuring expenses at June 30, 2002   $2,182,000     $  612,000
                                                                 ==========     ==========

      Reconciliation of accrued restructuring expenses
      Balance, December 31, 2001                                                $2,198,000
      Additions                                                                    317,000
      Payments                                                                    (510,000)
                                                                                ----------
      Balance, March 31, 2002                                                   $2,005,000
                                                                                ==========
      Additions                                                                  1,015,000
      Deferred rent                                                                455,000
      Payments                                                                    (681,000)
                                                                                ----------
      Balance, June 30, 2002                                                    $2,794,000
                                                                                ==========

7. Merger with ISPsoft Inc.

      In June 2001, the Company announced an agreement to merge with ISPsoft, which closed on January 31, 2002. The merger was accounted for under the purchase method of accounting in accordance with SFAS 141. ISPsoft has developed Internet Protocol provisioning and activation software which has achieved technological feasibility. At closing, ISPsoft security holders received an aggregate of 2,281,143 shares of DSET common stock, $1,000,000 in cash, issuance of an aggregate of $800,000 of DSET notes payable and payment of $544,519 in cash in exchange for

DSET Corporation and Subsidiaries
June 30, 2002
Notes to Condensed Consolidated Financial Statements (Unaudited)



      certain debts payable by ISPsoft to certain ISPsoft security holders and/or affiliates, and were entitled to receive up to $500,000 in cash and/or unregistered shares of DSET common stock in potential milestone payments (if revenues from ISPsoft products were $4.0 million by June 30, 2002) in exchange for their ISPsoft securities in the merger. The milestone payments were not required. In addition, the Company loaned ISPsoft $4.4 million through the consummation of the transaction. DSET also assumed the ISPsoft 2000 Stock Plan and granted the holders of 2,781,010 issued and outstanding options to purchase shares of ISPsoft common stock the right to purchase up to 241,483 shares of DSET common stock. The results of operations of ISPsoft are included in the accompanying Condensed Consolidated Statements of Loss and Comprehensive Loss beginning February 1, 2002.

      In conjunction with the merger with ISPsoft, the Company issued two $400,000 promissory notes on January 31, 2002 one to each of Signal Lake Venture Fund, L.P. and Lucent Technologies, Inc. The principal of these notes accrue interest at 8% per year and are due and payable on the earlier of (a) January 31, 2003; (b) the consummation by DSET of at least $10,000,000 in equity financing; or (c) the receipt by the Company of at least $5,000,000 in cash from sales agreements for the sale of ISPsoft's products, provided such agreements were executed prior to January 31, 2002.



     Consideration and Purchase Price Allocation

      The following is a summary of the consideration paid for ISPsoft and related purchase price allocation:

     DSET common stock equity consideration                                   $ 6,378,077
     Fair value of DSET's options in exchange for ISPsoft options                 527,434
     Cash consideration to shareholders of ISPsoft                              1,544,519
     Loans to ISPsoft prior to consummation                                     4,400,000
     Assumption of notes payable                                                  800,000
     Merger and acquisition costs                                               1,961,185
                                                                              -----------

     Total consideration                                                      $15,611,215
                                                                              ===========
     Allocation of consideration:
     Net tangible assets of ISPsoft                                           $   186,456
     Acquired Technology                                                        4,000,000
     Goodwill                                                                  11,424,759
                                                                              -----------
                                                                              $15,611,215
                                                                              ===========

DSET Corporation and Subsidiaries
June 30, 2002
Notes to Condensed Consolidated Financial Statements (Unaudited)


      Common stock consideration has been calculated based on Emerging Issues Task Force Issue ("EITF") 99-12, "Accounting for Formula Arrangements under EITF 95-19". For this calculation, DSET used the average market price for a few days before and after the merger was agreed to and announced, June 26, 2001 ($2.796 per common share).

      The fair value of ISPsoft's options exchanged for the Company's options has been calculated based on FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" and EITF 00-23, "Issues Related to the Accounting for Stock Compensation Under APB 25 and FIN 44." DSET used the average market price for a few days before and after the merger was agreed to (as explained above) for the vested portion of the options issued, and the market price on the consummation date, January 31, 2002, for the unvested portion.

      Selected Pro Forma Financial Information

      The Company has prepared a pro forma loss statement in accordance with SFAS 141, for the three and six month periods ended June 30, 2002 and 2001 as if ISPsoft were part of DSET as of January 1, 2002 and 2001, respectively. In the period ended January 31, 2002, ISPsoft recorded a non-recurring item which decreased the provision for income taxes expense by $227,000 for the sale of ISPsoft tax credits, which is included below in the selected pro forma information.

      The following pro forma statement of loss presents the consolidated results had DSET and ISPsoft been combined at the beginning of the respective periods:


                                              Quarter ended June 30,     Six Months ended June 30,
                                              ---------------------      -------------------------
                                                2002          2001          2002          2001
                                                ----          ----          ----          ----
Revenues:                                   $  1,201,098  $  2,616,240  $  2,702,453  $  6,031,681

Cost of revenues:                              1,013,698     2,289,015     2,383,871     4,981,505
                                            ------------  ------------  ------------  ------------

Gross Profit:                                    187,400       327,225       318,582     1,050,176
                                            ------------  ------------  ------------  ------------

Operating expenses:                           15,422,088    15,346,809    19,526,172    29,048,649
                                            ------------  ------------  ------------  ------------

Operating loss:                              (15,234,688)  (15,019,584)  (19,207,590)  (27,998,473)

Loss before income taxes                     (15,227,627)  (14,679,826)  (19,343,650)  (28,966,523)

DSET Corporation and Subsidiaries
June 30, 2002
Notes to Condensed Consolidated Financial Statements (Unaudited)


Provision (benefit) for income taxes            (448,603)       98,315    (2,062,595)       75,052
                                            ------------  ------------  ------------  ------------
Net loss applicable to common shares        $(14,779,024) $(14,778,141) $(17,281,055) $(29,041,575)
                                            ============  ============  ============  ============

Net loss per common share - basic and       $      (2.91) $      (2.85) $      (3.68) $      (5.60)
diluted

Weighted average number of common shares
outstanding                                    5,082,402     5,188,342     4,691,709     5,188,342


8.   Impairment of Goodwill

     In June 2002, the Company recorded a charge for the impairment of goodwill of $11.4 million relating to DSET's merger with ISPsoft Inc. in January 2002. The amount of impairment reflects both the further decline in the Company's stock price and resulting market valuation in recent months and a reassessment of the market outlook for capital equipment and software purchases in the telecommunications industry. Under SFAS 142, a goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The fair value was determined based on the recent market value of the Company's shares. This charge is non-operational in nature and does not affect cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     DSET develops and markets service-provisioning and electronic-bonding solutions for use by telecommunications providers around the world. Our IPSource'TM' software platform, acquired in our merger with ISPsoft in January 2002, enables a service provider to provision, activate, and manage services such as Internet Protocol ("IP") based virtual private networks ("VPNs") in complex multi-vendor network environments. We also offer a family of software solutions for competitive service providers ("CSPs") that enables them to exchange information with other telecommunications service providers to reduce the time necessary to provision new voice and data services for their customers.

     1999 and 2000 were years of unprecedented demand for all types of communications products and services. Companies in the telecommunications industry had access to and utilized abundant sources of investment capital. However, the downturn in the industry, which began in the second half of 2000, reduced our revenues significantly beginning in the third quarter of 2000 and through the second quarter of 2002. This downturn was brought about by the sudden withdrawal of available financing from almost all of the traditional financing sources (vendors, lenders, private equity/venture capital sources, public equity markets and large corporate partners) to our current and potential customers. Prior to this downturn, the new CSPs were successfully and regularly obtaining large capital commitments allowing them to increase the size and the pace of their infrastructure spending. This funding crisis also affected our collection efforts since many customers either declared bankruptcy or concluded that they did not have sufficient available cash to pay their obligations to DSET. We believe that we have adequately reserved for doubtful accounts, although no assurance can be made that additional customers will not go bankrupt or have financial difficulties.

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

     In the second half of 2000 and continuing through the second quarter of 2002, the business models of many service providers came into doubt. The industry continues to see a dramatic decline in the availability of capital and spending by service providers. 2001 can be characterized as a year of survival and retrenchment for the industry, with the contraction of the CSPs severely impacting hardware and software vendors that had previously experienced substantial growth in revenues and profits. Virtually every company that remained in business, including DSET, had to reorganize. In 2001, we incurred substantial losses, and accordingly reduced headcount and expenses in an effort to conserve cash. We have utilized cash previously invested in marketable securities to finance the losses brought about by the downturn. Through the second quarter of 2002, we continue to see turmoil in the industry as additional customers have either commenced or declared their intent to commence formal reorganization proceedings.

     For our electronic bonding gateway products, we currently offer two additional sales models, in addition to the traditional perpetual license and services arrangement, to our customers to acquire our products and services: a transaction based payment plan ("Pay as You Grow") and a rental program with little cash due up front ("Gateway Rental Program"). Prior to the inclusion of these alternative programs, our license revenues were derived from the sale of electronic-bonding gateways to CSPs under contracts that provided for perpetual licenses and corresponding fees, with the total price of a license sale to a customer depending on the number of licensed products, the number of trading partners and amount of additional services acquired.

     In the fourth quarter of 2001, in an effort to find the right financial model to encourage CSPs to once again start buying electronic-bonding gateways, we announced our Gateway Rental Program, which provides existing and prospective customers the ability to rent electronic-bonding gateways on a month-to-month basis, with a 90-day cancellation provision. The program includes the use of the software, technical support, software upgrades and change management services for a monthly charge that is roughly equivalent to what they had been paying for the maintenance services only. Service revenue is recognized in the month in which customers use our software and services.

     Prospective customers for our IPSource'TM' products are offered the basic platform under a perpetual license and the right to establish services on a usage basis similar to the "pay as you grow" model for gateways. This allows prospective customers to only pay for those services or device drivers that they need to provision and activate their customers' services.

     Presently, we are in the process of conducting a trial of the IPSource'TM' software with a major network provider and plan to initiate trials with additional prospective customers in the near future. These trials are generally required by prospects prior to purchasing software similar to IPSource'TM'.

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

     For the quarters ended June 30, 2002 and 2001, we derived approximately 10.3% and 22.4%, respectively, of our total revenues from license revenues and approximately 89.7% and 77.6%, respectively, of our total revenues from service revenues. During the second quarter of 2002, revenues generated from CSPs were approximately $1.1 million and revenues generated from network equipment vendors for LNP solutions, application development tools and related services were approximately $146,000. During the second quarter of 2001, revenues generated from CSPs were $2.0 million and revenues generated from network equipment vendors were approximately $600,000.

     We had two customers accounting for 12% revenues each, for the quarter ended June 30, 2002 and two customers that accounted for 14% and 10% of revenues, respectively, for the quarter ended June 30, 2001. Revenues from international sales are currently insignificant.

     The merger with ISPsoft was completed on January 31, 2002. ISPsoft has developed what we believe to be a technically advanced version of IP provisioning software. The global market for next generation IP based service activation and configuration management solutions is expected to grow from approximately $800 million in 2001 to almost $1.4 billion in 2005, according to data compiled by the Yankee Group. At closing, ISPsoft security holders received an aggregate of 2,281,143 shares of DSET common stock, $1,000,000 in cash, issuance of an aggregate of $800,000 of DSET promissory notes payable and payment of $544,519 in cash in exchange for certain debts payable by ISPsoft to certain ISPsoft security holders and/or affiliates and were entitled to receive up to $500,000 in cash and/or unregistered shares of DSET common stock in potential milestone payments (if revenues from ISPsoft products were $4.0 million by June 30, 2002) in exchange for their ISPsoft securities in the merger. The milestone payments were not required. In addition, we loaned ISPsoft $4.4 million through the consummation of the transaction. We also assumed the ISPsoft 2000 Stock Plan and granted the holders of 2,781,010 issued and outstanding options to purchase shares of ISPsoft common stock the right to purchase up to 241,483 shares of DSET common stock.

     In June 2002, the Company recorded a charge for the impairment of goodwill of $11.4 million relating to DSET's merger with ISPsoft Inc. in January 2002. The amount of impairment reflects both the further decline in the Company's stock price and resulting market valuation in recent months and a reassessment of the market outlook for capital equipment and software purchases in the telecommunications industry. Under SFAS 142, a goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The fair value was determined based on the recent market value of the Company's shares. This charge is non-operational in nature and does not affect cash flows.

     Forward-Looking Statements

     Statements contained in this Form 10-Q that are not based on historical fact are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. Such forward-looking statements involve risks and uncertainties, including, but not limited to: (i) our ability to continue as a going concern; (ii) risks associated with the integration of ISPsoft with us following our recent acquisition of ISPsoft and the potential acquisition of other businesses by us, including risks relating to unanticipated liabilities or expenses, lower than expected revenues and the commercialization of acquired technology or products; (iii) the need for substantial financing to continue operations; (iv) the risk that our common stock may be delisted from the Nasdaq SmallCap Market; (v) our dependence on the market for advanced telecommunications products and services; (vi) rapid technological change in our industry; (vii) our lack of an operating history in providing Internet Protocol (IP) based provisioning and management applications and services; (viii) the failure to protect proprietary rights or enforce licensing rights; and (ix) the loss of third-party software we utilize in our products. The success of the Company depends to a large degree upon increased demand by telecom service providers for our products and services, and the market for IP provisioning software. As a result of such risks and others expressed from time to time in our filings with the Securities and Exchange Commission, our actual results may differ materially from the results discussed in or implied by the forward-looking statements contained herein.

     Critical Accounting Estimates and Judgments

         Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, investments, recoverability of long-lived assets, income taxes, restructuring charges, post-contract customer support agreements, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

     o We make a determination as to the carrying value of intangibles, long-lived assets such as acquired technology and related goodwill that may not be recoverable based upon the existence of indicators of impairment and measure any impairment in accordance with the provisions of SFAS 142 and SFAS 144, based on applying the appropriate fair value methodology.

     o Contraction of the telecommunications industry commencing in the latter half of 2000 and continuing through the second quarter of 2002 has led us to re-examine all facets of our business. In the face of declining revenues and certain customers' unwillingness or inability to honor their commitments, it became necessary for us to take steps to reorganize to a level commensurate with the expected reduced revenue levels. These steps included recognizing asset impairments on many of our long-lived intangible and tangible assets, closing facilities, reducing and consolidating the workforce, seeking sublet tenants for portions of facilities covered by long term operating leases, and recognizing charges against earnings in the current period for future fixed asset and facility lease payments that will not benefit future periods. Considerable management judgment is necessary to estimate the charges for asset impairments and restructuring. Restructuring charges derived from our plans of closing facilities and discontinuing certain product lines are recognized pursuant to Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" and Staff Accounting Bulletin ("SAB") 100, "Restructuring and Impairment Charges".

     o We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount (zero at June 30, 2002 and December 31, 2001), an adjustment to the deferred tax asset would increase income in the period such determination was made.

     o The financial statements have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets and liabilities that might result from the outcome of this uncertainty.

     Results of Operations

     Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

         Revenues. Total revenues decreased by 54.1% to $1.2 million in the second quarter of 2002 from $2.6 million in the second quarter of 2001. License revenues decreased by 78.9% to $123,500 in the second quarter of 2002 from $586,000 in the second quarter of 2001. This decrease was attributable to the downturn in the telecom industry, especially in our market niche, resulting in a reduction in orders by prospective customers due to poor operating results of the CSPs, and the absence of available funding from capital markets to these prospective customers. Service revenues decreased 46.9% to $1.1 million in the second quarter of 2002 from $2.0 million in the second quarter of 2001. This decrease reflects a $500,000 decrease in gateway solutions service revenue, a $400,000 decrease in revenue for network solutions and a $92,000 decrease in LNP solutions revenue.

          Gross profit. The Company's gross profit decreased 64.5% to $187,400 in the second quarter of 2002 from $527,200 in the second quarter of 2001. Gross profit (loss) percentage for license revenues decreased to (7.9%) in the second quarter of 2002 from 10.6% in the second quarter of 2001. Gross profit percentage for service revenues decreased to 18.3% in the second quarter of 2002 from 22.9% in the second quarter of 2001. The decrease is primarily due to the amortization of acquired technology in the amount of $200,000 for the current quarter.

         Sales and marketing expenses. Sales and marketing expenses decreased 76.6% to $495,000 in the second quarter of 2002 from $2.1 million in the second quarter of 2001. The decrease in sales and marketing expenses reflects a $1.0 million decrease in personnel related expenses, a $300,000 decrease in occupancy costs and depreciation, a $200,000 decrease in travel, and a $100,000 decrease in commissions (due to reduced sales). The decrease was mainly due to a drop in average headcount in applicable departments to eleven in the second quarter of 2002 as compared to 37 for the second quarter of 2001.

         Research and product development expenses. Research and product development expenses decreased 63.5% to $1.1 million in the second quarter of 2002 from $3.0 million in the second quarter of 2001. Personnel related expenses decreased by $1.3 million, depreciation and occupancy and related costs decreased by $400,000, travel and telephone expense decreased by $100,000, and other expenses decreased by a net amount of $100,000. The decrease was mainly due to a drop in average headcount in this department to 27 in the second quarter of 2002 as compared to 69 for the second quarter of 2001.

         General and administrative expenses. General and administrative expenses decreased 35.6% to $900,000 in the second quarter of 2002 from $1.4 million in the second quarter of 2001. The decrease in general and administrative expenses was mainly due to a decrease of $200,000 in occupancy and depreciation costs, a $100,000 decrease in personnel and related expenses, a $100,000 decrease in recruiting expenses and a $100,000 decrease in miscellaneous other expenses.

         Bad debt expense. Bad debt expense was a credit of $307,000 in the second quarter of 2002, due to the collection of previously reserved accounts. Bad debt expense was $545,000 in the second quarter of 2001. The Company's bad debt expense recorded in the second quarter of 2001 corresponded to $307,000 of revenue recognized in 1999, $218,000 of revenue recognized in 2000, and $20,000 of revenue recognized in the first quarter of 2001.

         Amortization of goodwill and other intangibles. Amortization expense was zero in the second quarter of 2002 compared to $103,000 in the second quarter of 2001. The reduction is due to the effect of SFAS 142, which was adopted on January 1, 2002 whereby goodwill amortization ceased.

         Restructuring and other charges. Restructuring and other charges in the second quarter of 2002 were $1.8 million which included a severance charge of $948,900 for the reorganization of all departments within the Company, $628,400 for the impairment of fixed assets including leasehold improvements associated with the closed Bridgewater facility, a $177,100 increase to the officer's loan reserve based on the severance agreement of the former CEO, and $32,000 for legal, moving, and rent charges associated with the closure of the Bridgewater, New Jersey office. In the second quarter of 2001, a $6.4 million charge was taken which included an asset impairment of $4.1 million for the carrying value of certain licenses related to acquired technology, approximately $1.0 million in charges related to severances in June 2001 and $1.3 million in charges related to fixed asset impairments and non-refundable future lease payments.

     Impairment of goodwill. In the second quarter of 2002, a charge was taken for the impairment of goodwill of $11.4 million relating to DSET's merger with ISPsoft Inc. in January 2002. The amount of impairment reflects both the further decline in the Company's stock price and resulting market valuation in recent months and a reassessment of the market outlook for capital equipment and software purchases in the telecommunications industry. Under SFAS 142, a goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The fair value was determined based on the recent market value of the Company's shares. In the second quarter of 2001, a $420,000 charge was taken for the impairment of goodwill related to DSET's electronic-bonding gateway business.

         Interest expense and other income (expense). Interest expense and other income and expense decreased to an expense of $13,000 for the second quarter of 2002 from an expense of $31,000 for the second quarter of 2001. The difference was due to the accrual of interest expense on a note payable, which was paid in full in March 2002.

         Interest income and realized gains and losses on marketable securities. Interest income decreased to $20,000 in the second quarter of 2002 as compared to approximately $404,000 in the second quarter of 2001. This decrease was due to lower principal balances in 2002 due to the funding of operations and reduced interest rates due to the current economic climate as well as lower realized gains from redemptions of marketable securities and interest received on federal income tax refunds.

         Income taxes. A tax benefit of $449,000 was recognized for the second quarter of 2002 as compared to a tax provision (expense) of $98,000 in the second quarter of 2001. The tax benefit in the second quarter of 2002 relates to the Job Creation and Worker Assistance Act ("JCWAA") signed into law in March 2002, which allows an extension to the general net operating loss carry-back period to five years (from two years). The benefit in the second quarter of 2002 related to the research and development tax credit and the foreign tax credit released as a result of the carry-back related to the JCWAA. The benefit was recorded in the second quarter as a result of further clarification of the legislation. The 2002 and 2001 rates differ substantially from the statutory rate due to our losses and the effects of the JCWAA.

     Six Months Ended June 30, 2002 Compared to the Six Months Ended June
     30, 2001

         Revenues. Total revenues decreased by 55.2% to $2.7 million in the six months ended June 30, 2002 from $6.0 million in the six months ended June 30, 2001. License revenues decreased by 82.1% to $377,000 in the six months ended June 30, 2002 from $2.1 million in the six months ended June 30, 2001. This decrease reflects a downturn in the telecom industry, especially in our market niche, resulting in a reduction in orders by prospective customers due to poor operating results of the CSPs, and the absence of available funding from capital markets to these prospective customers. Service revenues decreased 40.7% to $2.3 million in the six months ended June 30, 2002 from $3.9 million in the six months ended June 30, 2001. This decrease was attributable to a $900,000 decrease in revenue for network solutions, a $600,000 decrease in gateway solutions service revenue and a $92,000 decrease in LNP solutions revenue.

          Gross profit. The Company's gross profit decreased 68.8% to $451,900 in the six months ended June 30, 2002 from $1,450,000 in the six months ended June 30, 2001. Gross profit percentage for license revenues decreased to 10.9% in the six months ended June 30, 2002 from 51.3% in the six months ended June 30, 2001. The decrease was due to one large contract signed in the six months ended June 30, 2001, for which there was a significant gross profit. Gross profit percentage for service revenues decreased to 17.7% in the six months ended June 30, 2002 from 9.4% in the six months ended June 30, 2001. The difference is mainly due to the amortization of acquired technology of $333,333 during the six months ending June 30, 2002.

         Sales and marketing expenses. Sales and marketing expenses decreased 73.5% to $1.2 million in the six months ended June 30, 2002 from $4.6 million in the six months ended June 30, 2001. The decrease in sales and marketing expenses reflects a $2.2 million decrease in personnel related expenses, a $600,000 decrease in occupancy costs and depreciation, a $400,000 decrease in travel expenses and a $200,000 decrease in commissions. The decrease was mainly due to a drop in average headcount for these departments.

         Research and product development expenses. Research and product development expenses decreased 69.9% to $2.1 million in the six months ended June 30, 2002 from $6.9 million in the six months ended June 30, 2001. Personnel related expenses decreased by $3.4 million, depreciation and occupancy and related costs decreased by $800,000, contract labor decreased by $300,000, travel and telephone expense decreased by $200,000, and hardware and software maintenance decreased by $100,000. The decrease was mainly due to a 70% decrease in average headcount for this department; 27 employees as compared to 90 employees.

         General and administrative expenses. General and administrative expenses decreased 34.8% to $2.1 million in the six months ended June 30, 2002 from $3.3 million in the six months ended June 30, 2001. The decrease in general and administrative expenses reflects a decrease of $300,000 in occupancy and depreciation costs, a $200,000 decrease in personnel related expenses, a $200,000 decrease in recruiting expense, a $200,000 decrease in relocation expenses, a $100,000 decrease in contract labor costs, a $100,000 decrease in legal and accounting expenses, and a $100,000 decrease in miscellaneous other expenses.

         Bad debt expense. Bad debt expense was a credit of $307,000 in the six months ended June 30, 2002 due to the collection of previously reserved accounts. Bad debt expense was $985,000 in the six months ended June 30, 2001. The Company's bad debt expense recorded for the six months ended June 30, 2001 corresponded to $609,000 of revenue recognized in 1999, $356,000 of revenue recognized in 2000, and $20,000 of revenue recognized in the first quarter of 2001.

         Amortization of goodwill and other intangibles. Amortization expense was zero in the six months ended June 30, 2002 compared to $200,000 in the six months ended June 30, 2001. The reduction is due to the effect of SFAS 142, which was adopted on January 1, 2002 whereby goodwill amortization ceased.

              Restructuring and other charges. Restructuring and other charges in the six months ended June 30, 2002 were $2,250,000 which included a severance charge of $1,234,000 for the reorganization in the sales and marketing departments, $775,000 for the impairment of fixed assets, a $177,000 addition to the officer's loan reserve, and $64,000 for legal, moving, and rent charges associated with the closing of the offices in San Ramon, California and Bridgewater, New Jersey. In the six months ended June 30, 2001, a $9.8 million dollar charge was taken, which included asset impairments of $6.3 million for the carrying value of certain licenses related to acquired technology, $1.3 million in severance charges related to the March and June staffing reductions and $2.2 million for fixed asset impairment and non-refundable future lease payments.

         Impairment of goodwill. Charges for the impairment of goodwill in the six months ended June 30, 2002 of $11.4 million were related to DSET's merger with ISPsoft Inc. in January 2002. The amount of impairment reflects both the further decline in the Company's stock price and resulting market valuation in recent months and a reassessment of the market outlook for capital equipment and software purchases in the telecommunications industry. Under SFAS 142, a goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The fair value was determined based on the recent market value of the Company's shares.

         In the six month period ended June 30, 2001 charges for the impairment of goodwill were $420,000 related to DSET's electronic-bonding gateway business.

         Interest expense and other income (expense). Interest expense and other income and expense decreased to $77,000 for the six months ended June 30, 2002 from an expense of $78,000 for the six months ended June 30, 2001.

         Interest income and realized gains and losses on marketable securities. Interest income decreased to $66,000 in the six months ended June 30, 2002 as compared to approximately $894,000 in the six months ended June 30, 2001. This decrease was due to lower principal balances in 2002 due to the funding of operations and reduced interest rates due to the current economic climate as well as lower realized gains from redemptions of marketable securities and interest received on federal income tax refunds.

         Income taxes. We recognized a tax benefit of $1.8 million for the six months ended June 30, 2002 as compared to a tax provision of $127,000 in the six months ended June 30, 2001. The tax benefit in 2002 relates to the Job Creation and Worker Assistance Act ("JCWAA") signed into law in March 2002, which allows an extension to the general net operating loss carry-back period to five years (from two years). The 2002 and 2001 rates differ substantially from the statutory rate due to our losses.

Liquidity and Capital Resources

         Our condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. At June 30, 2002, our cash and cash equivalents aggregated approximately $3.9 million. At December 31, 2001 our cash and cash equivalents totaled $13.0 million. Our working capital (deficit) was ($200,000) and $8.5 million at June 30, 2002 and December 31, 2001, respectively.

         At June 30, 2002, our principal sources of liquidity were our cash and cash equivalents that totaled $3.9 million. In addition, we expect to receive $449,000 in cash for the expected U.S. Federal Income Tax refund due to the amended tax return to claim the research and development tax credit and foreign tax credit which is released as a result of an NOL carry-back from 2001 to 1996 which released the 1996 research and development tax credit and the foreign tax credit due to the new tax carry-back provisions of the JCWAA. This refund should be received in the fourth quarter of 2002.

           Our operating activities used cash of $4.9 million and $11.5 million for the six months ended June 30, 2002 and 2001, respectively. Cash used by operations in the six months ended June 30, 2002 was primarily attributable to a net loss adjusted for the non-cash charges for impairment of goodwill, amortization, depreciation and restructuring, as well as an increase in income taxes receivable, offset by decreases in deferred revenues, deferred rent, accounts payable and accrued expenses.

         Cash provided by (used in) investing activities in the six months ended June 30, 2002, and 2001 was ($3.7) million and $10.6 million, respectively. Cash used in investing activities in the six months ended June 30, 2002 was primarily attributable to the merger with ISPsoft Inc. We expect minimal capital equipment and leasehold improvement expenditures to be made in 2002.

         We used approximately $483,000 and $556,000 in cash in financing activities in the six months ended June 30, 2002, and 2001, respectively, relating mainly to the repayment of loans.

         In addition, in 2002 DSET has received three non-compliance notifications from the Nasdaq Stock Market, Inc. ("Nasdaq").

         On February 14, 2002, we received notice from the Nasdaq Stock Market, Inc. ("Nasdaq") that for the preceding 30 consecutive trading days, our common stock had not maintained the minimum Market Value of Publicly Held Shares ("MVPHS") of $5,000,000 as required for continued inclusion by Marketplace Rule 4450(a)(2) on the Nasdaq National Market. MVPHS equals the closing bid price multiplied by that portion of a company's outstanding shares which is in the hands of public investors (i.e., - shares not held by company officers, directors, or investors who hold a controlling interest in the company.) Therefore, in accordance with Marketplace Rule 4450(e)(1), we had 90 calendar days, or until May 15, 2002, to regain compliance. Effective May 29, 2002, the Company transferred the trading of its common stock to the Nasdaq SmallCap Market and no further action was taken by Nasdaq.

      On March 5, 2002, we received notice from Nasdaq that for the previous 30 consecutive trading days, the price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(a)(5). Therefore, in accordance with Marketplace Rule 4450(e)(2), we had 90 calendar days, or until June 3, 2002, to regain compliance. If compliance with this Rule could not be demonstrated by June 3, 2002, our securities would have been delisted from the Nasdaq National Market. Effective May 29, 2002 the Company transferred the trading of its common stock to the Nasdaq SmallCap Market.

     On July 17, 2002, the Company received notice from Nasdaq that for the previous 30 consecutive trading days, the price of the Company's common stock has not maintained a minimum market value of publicly held shares of $1,000,000 as required for continued inclusion by Marketplace Rule 4310(c)(7). Therefore, in accordance with Marketplace Rule 4310(c)(8)(B), the Company has 90 calendar days, or until October 15, 2002, to regain compliance. If compliance with the $1,000,000 Rule cannot be demonstrated by October 15, 2002, the Company will receive a written notification from the Nasdaq that the Company's securities will be delisted.

     Our failure to meet the Nasdaq's maintenance criteria in the future may result in the delisting of our common stock from the Nasdaq SmallCap Market. In such event, trading, if any, of DSET's common stock may then continue to be conducted in the over-the-counter market, on the over-the-counter bulletin board or other electronic quotation services. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of DSET's common stock. In addition, in the event DSET's common stock is delisted, broker-dealers would have certain regulatory burdens imposed upon them, which may discourage them from effecting transactions in DSET's common stock, further limiting the liquidity thereof. This may have the effect of limiting our ability to raise additional financing.

     Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations as they come due. We believe that the cost reductions from our restructurings in 2001 and the first half of 2002 (including work force reductions) and the merger with ISPsoft will enhance our cash flows from operations. We are seeking additional financing to fund our operating and capital requirements through 2002. If cashflows are insufficient or we are unable to raise funds on acceptable terms, there would be a material adverse effect on our financial position and operations and our ability to continue as a going concern. This would force us to further reduce our capital expenditures, reduce our work force, sell certain assets, or possibly explore other alternatives including seeking bankruptcy protection. The consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of these uncertainties. We cannot be certain that additional debt or equity financing will be available when required or, if available, that we can secure it on terms satisfactory to us.

     Accounts receivable, net, decreased to $774,000 at June 30, 2002 from $824,000 at December 31, 2001, primarily as a result of decreased sales and the collection of outstanding receivables. Included in accounts receivable at June 30, 2002 was $7.4 million for trade receivables and $800,000 for unbilled project revenue as compared to $7.4 million for trade receivables and $1.1 million for unbilled project revenue at December 31, 2001. The allowance for doubtful accounts was $7.4 million and $7.7 million at June 30, 2002 and December 31, 2001, respectively. Unbilled project revenue is the excess amount of revenue recognized through percentage of completion that has not been billed to the customer. Payment terms to customers are generally net zero to net ninety days.

     Contractual obligations including interest on these obligations are as follows:

                                                                   Payments Due by Period

                                                              July 1,2002      July 1,2003     July 1,2005
                                                                through          through         through           After
Contractual Obligations                           Total      June 30, 2003    June 30, 2005   June 30, 2007    June 30, 2007
Notes payable                                 $   914,067     $   914,067      $         0      $        0       $        0
Capitalized lease obligations*                    376,125         180,540          195,585               0                0
Operating leases (equipment)*                   1,087,474         791,227          259,215          37,032                0
Rental lease obligations*                      12,295,608       2,363,424        4,507,079       2,670,197        2,754,908
NJTC Venture Fund commitment                      800,000         200,000          600,000               0                0
                                              -----------     -----------      -----------      ----------       ----------

Total contractual cash obligations            $15,473,274     $ 4,449,258      $ 5,561,879      $2,707,229       $2,754,908

Sublessor agreements*                          (2,461,756)     (1,118,758)      (1,342,998)              -                -
                                              -----------     -----------      -----------      ----------       ----------
Net                                           $13,011,518     $ 3,330,500      $ 4,218,881      $2,707,229       $2,754,908
                                              ===========     ===========      ===========      ==========       ==========

* A total of $1.5 million is included in accrued restructuring expenses in the condensed consolidated financial statements for the period as of June 30, 2002.

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

                           PART II. OTHER INFORMATION


Item 5.  Other Information.

         Annual Meeting of Shareholders
         We held our last annual meeting of shareholders on June 13, 2001. Our Board of Directors has not yet selected a definitive date for the annual meeting of shareholders for 2002. We will provide appropriate notice to shareholders in connection with such meeting.

         Relocation of Principal Executive Offices
         Effective July 1, 2002 the Company moved its Principal Executive Offices from 1160 US Highway 22 Bridgewater, New Jersey, 08807 to
661 Shrewsbury Avenue, Shrewsbury, New Jersey 07702.

Item 6.  Exhibits and Reports on Form 8-K.

       (a) Exhibits

           Exhibit 10.1.  Amended and restated by-laws of DSET Corporation.

           Exhibit 99.1.  Certification pursuant to 18 U.S.C. 'SS' 1350

       (b) There were no current reports on Form 8-K filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      DSET CORPORATION

   DATE: August 14, 2002              By: /s/ Dr. Binay Sugla
                                          --------------------------------------
                                              Dr. Binay Sugla,
                                              Chief Executive Officer

   DATE: August 14, 2002              By: /s/ Bruce M. Crowell
                                          --------------------------------------
                                              Bruce M. Crowell
                                              Vice President and Chief Financial
                                                  Officer

                           STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as...............................   'TM'
The section symbol shall be expressed as.................................   'SS'