Form 10-Q
period 2002-09-30
DSET CORP
filed 2002-11-14
CIK 1052196

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              -------------------

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                         Commission File Number 0-23611

                                DSET CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           New Jersey                                    22-3000022
-----------------------------------      ---------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

661 Shrewsbury Avenue, Shrewsbury, New Jersey                           07702
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

                                 (732) 945-6000
                         -------------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes: |X|    No: |_|

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 2002:

                 Class                              Number of Shares
                 -----                              ----------------
      Common Stock, no par value                       5,147,182

                                DSET CORPORATION

                                TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----
PART I.    FINANCIAL INFORMATION....................................................................
  Item 1.  Condensed Consolidated Financial Statements..............................................         1
           Condensed Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001.....         2
           Condensed Consolidated Statements of Loss and Comprehensive Loss for the Three
             Months Ended September 30, 2002 and 2001...............................................         3
           Condensed Consolidated Statements of Loss and Comprehensive Loss for the Nine Months
             Ended September 30, 2002 and 2001......................................................         4
           Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30,
             2002 and 2001..........................................................................         5
           Notes to Condensed Consolidated Financial Statements.....................................         6
  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....        20
           Results of Operations....................................................................        26
           Liquidity and Capital Resources..........................................................        31
  Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............................        34
  Item 4.  Controls and Procedures..................................................................        34
PART II.   OTHER INFORMATION........................................................................        35
  Item 5.  Other Information........................................................................        35
  Item 6.  Exhibits and Reports on Form 8-K.........................................................        35
SIGNATURES .........................................................................................        37
CERTIFICATIONS .....................................................................................        38

                          PART I. FINANCIAL INFORMATION

               Item 1. Condensed Consolidated Financial Statements

DSET Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
--------------------------------------------------------------------------------

                                                                                 September 30, 2002  December 31, 2001
                                                                                 ------------------  -----------------
Assets
Current assets:
    Cash and cash equivalents                                                       $  1,554,646        $ 12,958,074
    Accounts receivable, net of allowance for doubtful accounts of $1,216,105
      at September 30, 2002 and $7,697,383 at December 31, 2001                          559,728             823,793
    Income taxes receivable                                                              461,262               8,416
    Prepaid licenses                                                                     920,167             935,000
    Prepaid expenses and other current assets                                            387,378             329,864
                                                                                    ------------        ------------
         Total current assets                                                          3,883,181          15,055,147

Fixed assets, net                                                                      1,549,792           2,173,139
Acquired technology, net                                                               3,466,667                  --
Goodwill, net                                                                                 --              19,004
Loans to ISPsoft Inc.                                                                         --           3,850,000
Merger and acquisition costs                                                                  --           1,042,985
Other assets, net                                                                        172,694             417,289
                                                                                    ------------        ------------
         Total assets                                                               $  9,072,334        $ 22,557,564
                                                                                    ============        ============

Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable and accrued expenses                                           $  1,555,850        $  2,459,972
    Deferred revenues                                                                  1,397,649           2,293,214
    Accrued restructuring expenses                                                     1,499,014           1,177,154
    Notes payable                                                                        819,556             493,786
    Current portion of capital lease obligation                                          162,020             138,367
                                                                                    ------------        ------------
         Total current liabilities                                                     5,434,089           6,562,493

Long term accrued restructuring expenses                                                 460,222           1,021,344
Deferred rent                                                                            100,394             549,566
Capital lease obligation                                                                 145,132             282,494
Other liabilities                                                                             --              21,000
                                                                                    ------------        ------------
         Total liabilities                                                             6,139,837           8,436,897
                                                                                    ------------        ------------

Commitments and contingencies

Shareholders' equity:

    Preferred stock, no par value; 5,000,000 shares authorized, no shares issued
      or outstanding at September 30, 2002 and December 31, 2001                              --                  --
    Series A Junior Participating Preferred stock, no par value; 5,000 shares authorized, no shares issued authorized, no shares issued or outstanding
      at September 30, 2002 and December 31, 2001                                             --                  --
    Common stock, no par value; 10,000,000 shares authorized, 5,175,255 and
      2,907,400 shares issued at September 30, 2002 and December 31, 2001, respectively; 5,147,182 and 2,801,259 shares outstanding at September
      30, 2002 and December 31, 2001, respectively                                    56,946,302          50,138,022
    Accumulated deficit                                                              (53,948,118)        (35,837,420)
    Other comprehensive loss                                                             (22,032)            (21,875)
    Treasury stock, at cost; (28,073 and 106,141 shares at September 30, 2002
      and December 31, 2001, respectively)                                               (43,655)           (158,060)
                                                                                    ------------        ------------
         Total shareholders' equity                                                    2,932,497          14,120,667
                                                                                    ------------        ------------
         Total liabilities and shareholders' equity                                 $  9,072,334        $ 22,557,564
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

DSET Corporation and Subsidiaries
Condensed Consolidated Statements of Loss and Comprehensive Loss (Unaudited)
--------------------------------------------------------------------------------

                                                                         Three Months Ended September 30,
                                                                         --------------------------------
                                                                                 2002            2001*
                                                                                 ----            ----
Revenues:
    License revenues                                                      $   153,674     $   229,680
    Service revenues                                                        1,244,054       1,785,179
                                                                          -----------     -----------

            Total revenues                                                  1,397,728       2,014,859
                                                                          -----------     -----------

Cost of revenues:
    License revenues                                                          200,000         130,984
    Service revenues                                                          795,693       1,083,147
                                                                          -----------     -----------

            Total cost of revenues                                            995,693       1,214,131
                                                                          -----------     -----------

            Gross profit                                                      402,035         800,728
                                                                          -----------     -----------

Operating expenses:
    Sales and marketing                                                       308,830       1,302,747
    Research and product development                                          754,575       1,691,766
    General and administrative                                                703,159       1,114,735
    Bad debt expense and other charges                                             --           1,433
    Amortization of goodwill                                                       --          70,181
    Restructuring and other charges                                                --       4,269,102
    Impairment of goodwill                                                         --         310,837
                                                                          -----------     -----------

            Total operating expenses                                        1,766,564       8,760,801
                                                                          -----------     -----------

            Operating loss                                                 (1,364,529)     (7,960,073)

Interest expense and other income (expense)                                  (212,558)         51,546
Interest income and realized gains and losses on marketable securities         17,041         468,648
                                                                          -----------     -----------

Loss before income taxes                                                   (1,560,046)     (7,439,879)

Provision for income taxes                                                         --         125,047
                                                                          -----------     -----------

Net loss                                                                  $(1,560,046)    $(7,564,926)
                                                                          ===========     ===========

Other comprehensive income (loss), net of tax
    Unrealized (depreciation) appreciation on investments                          --        (145,746)
    Translation adjustment                                                      1,612         (40,729)
                                                                          -----------     -----------
            Comprehensive loss                                            $(1,558,434)    $(7,751,401)
                                                                          ===========     ===========

Net loss applicable to common shares                                      $(1,560,046)    $(7,564,926)
                                                                          ===========     ===========
Net loss per common share - basic and diluted                             $     (0.30)    $     (2.61)
                                                                          ===========     ===========

Weighted average number of common shares outstanding                        5,147,182       2,895,173
                                                                          ===========     ===========

*Certain amounts have been reclassified for comparative purposes.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DSET Corporation and Subsidiaries
Condensed Consolidated Statements of Loss and Comprehensive Loss (Unaudited)
--------------------------------------------------------------------------------

                                                                          Nine Months Ended September 30,
                                                                          -------------------------------
                                                                              2002             2001*
                                                                              ----             ----
Revenues:
    License revenues                                                      $    530,539     $  2,337,019
    Service revenues                                                         3,569,642        5,709,521
                                                                          ------------     ------------

            Total revenues                                                   4,100,181        8,046,540
                                                                          ------------     ------------

Cost of revenues:
    License revenues                                                           535,761        1,156,874
    Service revenues                                                         2,710,470        4,638,762
                                                                          ------------     ------------

            Total cost of revenues                                           3,246,231        5,795,636
                                                                          ------------     ------------

            Gross profit                                                       853,950        2,250,904
                                                                          ------------     ------------

Operating expenses:
    Sales and marketing                                                      1,539,415        5,951,936
    Research and product development                                         2,832,834        8,595,005
    General and administrative                                               2,835,075        4,383,867
    Bad debt expense (benefit) and other charges                              (307,468)         986,708
    Amortization of goodwill                                                        --          273,581
    Restructuring and other charges                                          2,250,078       14,058,635
    Impairments of goodwill                                                 11,443,763          730,379
                                                                          ------------     ------------

            Total operating expenses                                        20,593,697       34,980,111
                                                                          ------------     ------------

            Operating loss                                                 (19,739,747)     (32,729,207)

Interest expense and other income (expense)                                   (289,234)         (26,043)
Interest income and realized gains and losses on marketable securities          83,292        1,363,045
                                                                          ------------     ------------

Loss before income taxes                                                   (19,945,689)     (31,392,205)

Provision (benefit) for income taxes                                        (1,834,991)         252,200
                                                                          ------------     ------------

Net loss                                                                  $(18,110,698)    $(31,644,405)
                                                                          ============     ============

Other comprehensive income (loss), net of tax
    Unrealized (depreciation) appreciation on investments                           --         (144,611)
    Translation adjustment                                                        (157)         (19,670)
                                                                          ------------     ------------
            Comprehensive loss                                            $(18,110,855)    $(31,808,686)
                                                                          ============     ============

Net loss applicable to common shares                                      $(18,110,698)    $(31,644,405)
                                                                          ============     ============
Net loss per common share - basic and diluted                             $      (3.74)    $     (10.90)
                                                                          ============     ============

Weighted average number of common shares outstanding                         4,845,202        2,903,228
                                                                          ============     ============

*Certain amounts have been reclassified for comparative purposes.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DSET Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                        Nine Months Ended September 30,
                                                                        -------------------------------
Cash flows from operating activities:                                            2002             2001*
                                                                                 ----             ----
    Net loss                                                             $(18,110,698)    $(31,644,405)
    Adjustments to reconcile net loss to net cash
      (used in) operating activities, net of effects of acquisitions:
      Stock based compensation charges                                          2,575           18,038
      Realized (gain) on marketable securities                                     --         (469,594)
      Depreciation                                                            428,802        1,028,140
      Amortization                                                            533,333          871,180
      Loss on disposal of assets                                                   --            9,308
      Restructuring and other charges                                         918,548        9,937,508
      Bad debt expense (benefit) and other charges                           (307,468)         986,708
      Impairment of goodwill                                               11,443,763          695,603
      Changes in operating assets and liabilities:
         Accounts receivable                                                  587,533        4,422,586
         Income taxes receivable                                             (452,846)       3,164,350
         Prepaid licenses                                                      14,833         (517,614)
         Prepaid expenses and other current assets                            (95,297)         668,461
         Other assets                                                         110,814           57,597
         Accounts payable and accrued expenses                               (570,761)      (3,174,798)
         Deferred revenues                                                   (895,565)         (57,743)
         Accrued restructuring expenses                                      (239,262)       1,817,585
         Deferred rent                                                       (449,172)          33,349
         Other liabilities                                                    (21,000)              --
                                                                         ------------     ------------
           Net cash (used in) operating activities                         (7,101,868)     (12,153,741)
                                                                         ------------     ------------
Cash flows from investing activities:
    Redemption of marketable securities                                            --       27,014,466
    Acquisition of business, less cash acquired                            (3,613,592)              --
    Purchase of acquired technology                                                --         (667,035)
    Acquisition of fixed assets                                              (159,367)        (713,189)
    Proceeds from disposition of fixed assets                                      --           41,717
    Loans to ISPsoft Inc.                                                          --       (2,250,000)
                                                                         ------------     ------------
           Net cash provided by (used in) investing activities             (3,772,959)      23,425,959
                                                                         ------------     ------------
Cash flows from financing activities:
    Loan proceeds from financing insurance                                     68,444               --
    Purchases of treasury stock                                                    --         (190,923)
    Reissuance of treasury stock                                               14,599               --
    Repayments of notes payable                                              (542,674)      (1,000,000)
    Repayments of capital lease obligation                                   (113,709)        (104,717)
    Repayment from officers and shareholders                                   44,896           17,452
    Proceeds from the exercise of stock options                                    --            4,538
                                                                         ------------     ------------
           Net cash (used in) financing activities                           (528,444)      (1,273,650)
                                                                         ------------     ------------
    Effect of foreign exchange rate changes on cash                              (157)         (18,462)
                                                                         ------------     ------------
           Net increase (decrease) in cash and cash equivalents           (11,403,428)       9,980,106
                                                                         ------------     ------------
    Cash and cash equivalents, beginning of period                         12,958,074        7,314,254
                                                                         ------------     ------------
    Cash and cash equivalents, end of period                             $  1,554,646     $ 17,294,360
                                                                         ============     ============
Supplemental disclosure of cash flow information:
    Cash received during the period for income taxes                     $ (1,382,145)    $ (3,133,050)
    Cash paid during the period for interest                                   30,023          101,211
Non-cash activities:
    Issuance of common stock and options in business acquisition         $  6,905,511     $         --
Supplemental information of business acquired:
    Fair value of assets acquired:
        Cash                                                                    1,182               --
        Current assets                                                         23,113               --
        Non-current assets                                                    430,855               --
        Acquired technology                                                 4,000,000               --
        Goodwill                                                           11,424,759               --
    Less liabilities assumed and non-cash consideration:
        Current liabilities                                                  (268,695)              --
        Notes payable                                                        (800,000)              --
        Stock issued                                                       (6,378,077)              --
        Stock options issued                                                 (527,434)              --
                                                                         ------------     ------------
Cash paid                                                                   7,905,703               --
    Less, cash acquired                                                        (1,182)              --
Net cash paid                                                               7,904,521               --
    Less, cash paid prior to December 31, 2001                              4,290,929               --
                                                                         ------------     ------------
Acquisition of business, less cash acquired                              $  3,613,592     $         --
                                                                         ============     ============

*Certain amounts have been reclassified for comparative purposes

The accompanying notes are an integral part of these condensed consolidated financial statements.

DSET Corporation and Subsidiaries
September 30, 2002
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.   Basis of Presentation

The condensed consolidated financial information presented as of September 30, 2002 and for the three month and nine month periods ended September 30, 2002 and 2001 is unaudited, but in the opinion of the management of DSET Corporation ("DSET" or the "Company"), contains all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of September 30, 2002, the results of its operations for the three and nine month periods ended and its cash flows for the nine month periods ended September 30, 2002 and 2001. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements and accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 as amended. The December 31, 2001 balance sheet data contained in this Form 10-Q was derived from audited financial statements, but does not include all of the disclosures required by generally accepted accounting principles.

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

On November 8, 2002, the Company announced that it had entered into a definitive Agreement of Merger under which all outstanding shares of the Company will be acquired by a newly formed subsidiary of NE Technologies, Inc. at $0.30 per share (see note 9).

2.   Going Concern

The condensed consolidated financial statements of DSET have been prepared on the basis that DSET will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. At September 30, 2002 and December 31, 2001, DSET had an accumulated deficit of $53.9 million and $35.8 million and

DSET Corporation and Subsidiaries
September 30, 2002
Notes to Condensed Consolidated Financial Statements (Unaudited)

working capital (deficit) of ($1.6) million and $8.5 million, respectively. DSET also incurred net losses of $1.6 million and $18.1 million for the three and nine month periods ended September 30, 2002, respectively, and $33.3 million for the year ended December 31, 2001. These factors raise substantial doubt about DSET's ability to continue as a going concern. Additionally, the Company's cash and cash equivalents have decreased from approximately $13.0 million as of December 31, 2001 to $1.6 million as of September 30, 2002. The losses and deficits resulted principally from the lack of demand for DSET's products due to a major downturn in the telecommunications industry which began in the second half of 2000 (and continues to the present), having its most acute impact on Competitive Service Providers ("CSPs"). This downturn was brought about by the sudden withdrawal of available financing to the CSPs from traditional sources. Many of the Company's customers have declared bankruptcy, refused to pay or delayed additional purchases. This has resulted in the impairment of tangible and intangible assets, excess capacities, substantial bad debts and partially contributed to the decline in the Company's cash and cash equivalents. The Company has taken action to mitigate these circumstances by reducing headcount, subletting facilities and searching for additional financing to enable it to fund its return to positive cash flow and profitability.

In 2002, DSET received four non-compliance notifications from the Nasdaq Stock Market, Inc. ("Nasdaq").

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

On March 5, 2002, the Company received notice from Nasdaq that for the previous 30 consecutive trading days, the price of the Company's common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(a)(5) on the Nasdaq National Market. Therefore, in accordance with Marketplace Rule 4450(e)(2), the Company had 90 calendar days, or until June 3, 2002, to regain compliance. If compliance with this rule could not be demonstrated by June 3, 2002, the Company's securities would have been delisted from the Nasdaq National Market. Effective May 29, 2002 the Company transferred the trading of its common stock to the Nasdaq SmallCap Market.

On July 17, 2002, the Company received notice from Nasdaq that for the previous 30 consecutive trading days, the price of the Company's common stock had not maintained a minimum market value of publicly held shares of $1,000,000 as required for continued inclusion by Marketplace Rule 4310(c)(7) on the Nasdaq SmallCap Market. Therefore, in accordance with Marketplace
Rule 4310(c)(8)(B), the Company had 90

DSET Corporation and Subsidiaries
September 30, 2002
Notes to Condensed Consolidated Financial Statements (Unaudited)

calendar days, or until October 15, 2002, to regain compliance. If compliance with Rule 4310(c)(7) could not be demonstrated by October 15, 2002, Nasdaq informed the Company that it would receive written notification from Nasdaq that the Company's securities would be delisted from the Nasdaq SmallCap Market.

On September 5, 2002, the Company received notice from Nasdaq that the Company had not regained compliance in accordance with Marketplace Rule 4310(c)(8)(D) and that its securities would be delisted from the Nasdaq SmallCap Market at the opening of business on September 13, 2002. The Company requested a hearing to appeal the Nasdaq Staff's determination pursuant to the procedures set forth in the Nasdaq Marketplace Rule 4800 Series. Such hearing was held October 24, 2002. As of the date hereof, the determination of this hearing has not been communicated by Nasdaq to the Company.

If the Company's common stock is delisted from the Nasdaq SmallCap Market, trading, if any, of DSET's common stock may then continue to be conducted in the over-the-counter market, on the over-the-counter bulletin board or other electronic quotation services. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of DSET's common stock. In addition, in the event DSET's common stock is delisted from the Nasdaq SmallCap Market, broker-dealers would have certain regulatory burdens imposed upon them, which may discourage them from effecting transactions in DSET's common stock, further limiting the liquidity thereof. This may have the effect of limiting DSET's ability to raise additional financing.

If DSET's pending merger with NE Technologies is not consummated, the Company may likely be unable to meet its obligations as they come due. DSET would then have to seek additional financing or other merger opportunities to fund its operating and capital requirements through 2003. If cash flows are insufficient or the Company is unable to raise funds on acceptable terms, there would be a material adverse effect on DSET's financial position and operations and its ability to continue as a going concern. This would force DSET to further reduce its capital expenditures, reduce its workforce, sell certain assets or possibly explore additional alternatives including seeking bankruptcy protection. The consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of these uncertainties. The Company cannot be certain that additional debt or equity financing will be available when required or, if available, that it can secure it on terms satisfactory to the Company.

3.   Summary of Significant Accounting Policies

Consolidation

The condensed consolidated financial statements include all wholly-owned subsidiaries from the respective dates of their acquisition or formation. The consolidated entity includes DSET Corporation and its wholly-owned subsidiaries, DSET Acquisition Corp., a Delaware corporation;

DSET Corporation and Subsidiaries
September 30, 2002
Notes to Condensed Consolidated Financial Statements (Unaudited)

Konark Inc. ("Konark"), a California corporation; PIC Technologies, Inc., a Delaware corporation; and DSET Canada, Inc. ("Canada"). All significant intercompany transactions have been eliminated in consolidation.

Goodwill

Goodwill represents the excess of the purchase price of an acquistion over the fair value of the net tangible and intangible assets acquired. In accordance with Statement of Financial Accounting Standards ("SFAS") 142 "Goodwill and Other Intangible Assets", the Company ceased amortizing goodwill effective January 1, 2002. In 2001 the Company amortized goodwill using a straight-line method over an estimated useful life of five years. The Company periodically tests goodwill for impairment by comparing its carrying amount to the fair value of goodwill. Accumulated amortization was zero and $162,000 as of September 30, 2002 and December 31, 2001, respectively. On January 31, 2002 the Company merged with ISPsoft Inc. In accordance with SFAS 141, "Business Combinations", the merger was accounted for as a purchase resulting in the recording of approximately $11.4 million in goodwill.

In the second quarter of 2002, the Company recognized a $11.4 million write-down of goodwill due to the significant decline in the valuation of the Company's stock due to the negative industry and economic trends affecting both the Company's current operations and expected future sales as well as the general decline of telecommunications valuations. In accordance with SFAS 142, the Company performed an assessment of the carrying value of its goodwill and other intangible assets recorded in connection with the Company's various acquisitions. The fair value of goodwill was determined based on the market value of the Company (see Note 8).

In the third quarter of 2001, the Company recognized a $311,000 write-down of goodwill based upon management's decision to reduce operations due to the continuing deterioration of market conditions for DSET's gateway products.

Acquired Technology

Acquired technology represents the costs of feasible technology acquired from external sources. Amortization of acquired technology is the greater of the amount computed using (a) the ratio that current gross revenues for a product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life ranging from three to five years of the product including the period being reported on. The acquired technology, resulting from the Company's merger with ISPsoft Inc., was valued at $4.0 million. It was determined that the technology had a finite life of five years from the time of purchase. In the third quarter of 2002, amortization expense of $200,000 was recognized as cost of revenues. In the nine months ended September 30, 2002, amortization expense of $533,333 was recognized as cost of revenues. Based upon management's current plans, the remaining balance of acquired technology is expected to be recovered from the sale of related products (see Note 7).

DSET Corporation and Subsidiaries
September 30, 2002
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Treasury Stock

The Company's purchases of shares of its common stock are recorded, at cost, as Treasury Stock and results in a reduction of shareholders' equity. When treasury shares are reissued, the Company uses a first-in, first-out method and the difference between the repurchase cost and the reissuance price is treated as an adjustment to common stock.

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

DSET Corporation and Subsidiaries
September 30, 2002
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

DSET Corporation and Subsidiaries
September 30, 2002
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections". SFAS 145 eliminates the requirement (in SFAS No. 4) that gains and losses from the extinguishments of debt be aggregated and classified as extraordinary items, net of the related income tax. In addition, SFAS No. 145 requires sales-lease back treatment for certain modifications of a capital lease that result in the lease being classified as an operating lease. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002, which for the Company would be the fiscal year ended December 31, 2003. Earlier application is encouraged. Any gain or loss on extinguishment of debt that was previously classified as an extraordinary item would be reclassified to other income (expense). The remainder of the statement is generally effective for transactions occurring after May 15, 2002. The Company does not expect that the adoption of SFAS No. 145 will have a material impact on the Company's financial condition, cash flows and results of operations.

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

DSET Corporation and Subsidiaries
September 30, 2002
Notes to Condensed Consolidated Financial Statements (Unaudited)

4.   Revenue Concentration

The Company had three customers accounting for 19%, 12%, and 10% of revenues, respectively, for the quarter ended September 30, 2002 and three customers that accounted for 12%, 11% , and 10% of revenues, repectively, for the quarter ended September 30, 2001. The Company had two customers accounting for 12% and 11% of revenues, respectively, for the nine months ended September 30, 2002 and one customer that accounted for 22% of revenues for the nine months ended September 30, 2001.

5.   Earnings Per Share

The Company computes, presents and discloses earnings per share in accordance with SFAS 128 "Earnings Per Share" ("EPS") which specifies the computation, presentation and disclosure requirements for earnings per share of entities with publicly held common stock or potential common stock. The statement defines two earnings per share calculations, basic and assuming dilution. The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing income available to common stock by the weighted average shares outstanding. The objective of diluted EPS is consistent with that of basic EPS, that is to measure the performance of an entity over the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period. The calculation of diluted EPS is similar to basic EPS except the denominator is increased for the conversion of potential common shares. Due to the Company's net loss for the three month and nine month periods ended September 30, 2002 and 2001, all outstanding stock options are considered to be anti-dilutive.

At September 30, 2002, the exercise prices of all outstanding stock options exceeded the market price of the Company's common stock. All outstanding options to purchase 578,087 shares of common stock are antidilutive and excluded from the computation of diluted loss per share for the three and nine month periods ended September 30, 2002.

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
                                                                       --------
                                                                       $464,000
                                                                       ========

DSET Corporation and Subsidiaries
September 30, 2002
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The approximate restructuring charges recorded in the second quarter of 2001 are summarized as follows:

DSET Corporation and Subsidiaries
September 30, 2002
Notes to Condensed Consolidated Financial Statements (Unaudited)

Intangible asset impairment                                           $4,101,000
Workforce reduction                                                      969,000
Fixed asset impairments and future non-refundable
    lease payments                                                     1,290,000
                                                                      ----------
                                                                      $6,360,000
                                                                      ==========

During the quarter ended September 30, 2001, the Company recorded a pre-tax restructuring charge of approximately $4.6 million for fixed asset write-offs, prepaid license write-offs, lease write-downs, consolidation of office space and impairment of certain intangible assets based upon management's decision to reduce operations due to the continuing deterioration of market conditions for DSET's gateway products. In addition, a headcount reduction of sixty employees was put into effect on October 2, 2001. Associated severance costs of employees of approximately $700,000 was expensed in the quarter ending December 31, 2001 in accordance with standards established by the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF"), Issue No. 94-3.

The approximate restructuring charges recorded in the third quarter of 2001 are summarized as follows:

Fixed asset impairments and future non-refundable
    lease payments                                                    $1,523,000
Acquired technology asset impairment                                     772,000
Covenant not to compete asset impairment                                 417,000
Future rent payments for Plano, Texas facility                         1,147,000
Prepaid software license impairment                                      360,000
Other                                                                     50,000
                                                                      ----------
                                                                      $4,269,000
                                                                      ==========

The total remaining restructuring accrual inclusive of termination benefits and non-refundable lease payments at September 30, 2002 is approximately $2.0 million as summarized as follows:

                                                                  Short-term    Long-term
                                                                  ----------    ----------
Severance                                                         $  366,000    $       --
Rent                                                                 767,000       392,000
Equipment leases                                                     366,000        68,000
                                                                  ----------    ----------
    Total accrued restructuring expenses at September 30, 2002    $1,499,000    $  460,000
                                                                  ==========    ==========

DSET Corporation and Subsidiaries
September 30, 2002
Notes to Condensed Consolidated Financial Statements (Unaudited)

Reconciliation of accrued restructuring expenses
Balance, December 31, 2001                                          $ 2,198,000
Additions                                                               317,000
Payments                                                               (510,000)
                                                                    -----------
Balance, March 31, 2002                                               2,005,000
Additions                                                             1,015,000
Deferred rent                                                           455,000
Payments                                                               (681,000)
                                                                    -----------
Balance, June 30, 2002                                                2,794,000
Payments                                                               (835,000)
                                                                    -----------
Balance, September 30, 2002                                         $ 1,959,000
                                                                    ===========

7.   Merger with ISPsoft Inc.

In June 2001, the Company announced an agreement to merge with ISPsoft, which closed on January 31, 2002. The merger was accounted for under the purchase method of accounting in accordance with SFAS 141. ISPsoft has developed Internet Protocol provisioning and activation software which has achieved technological feasibility in the second half of 2001. At closing, ISPsoft security holders received an aggregate of 2,281,143 shares of DSET common stock, $1,000,000 in cash, issuance of an aggregate of $800,000 of DSET notes payable and payment of $544,519 in cash in exchange for certain debts payable by ISPsoft to certain ISPsoft security holders and/or affiliates, and were entitled to receive up to $500,000 in cash and/or unregistered shares of DSET common stock in potential milestone payments (if revenues from ISPsoft products were $4.0 million by June 30, 2002) in exchange for their ISPsoft securities in the merger. The milestone payments were not required. In addition, the Company loaned ISPsoft $4.4 million through the consummation of the transaction. DSET also assumed the ISPsoft 2000 Stock Plan and granted the holders of 2,781,010 issued and outstanding options to purchase shares of ISPsoft common stock the right to purchase up to 241,483 shares of DSET common stock. The results of operations of ISPsoft are included in the accompanying Condensed Consolidated Statements of Loss and Comprehensive Loss beginning February 1, 2002.

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

Consideration and Purchase Price Allocation

DSET Corporation and Subsidiaries
September 30, 2002
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The fair value of ISPsoft's options exchanged for the Company's options has been calculated based upon FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" and EITF 00-23, "Issues Related to the Accounting for Stock Compensation Under APB 25 and FIN 44." DSET used the average market price for a few days before and after the merger was agreed to (as explained above) for the vested portion of the options issued, and the market price on the consummation date, January 31, 2002, for the unvested portion.

Selected Pro Forma Financial Information

The Company has prepared a pro forma loss statement in accordance with SFAS 141, for the three and nine month periods ended September 30, 2002 and 2001 as if ISPsoft were part of DSET as of January 1, 2002 and 2001, respectively. In the period ended January 31, 2002, ISPsoft recorded a non-recurring item which decreased the provision for income taxes expense by $227,000 for the sale of ISPsoft tax credits, which is included below in the selected pro forma information.

DSET Corporation and Subsidiaries
September 30, 2002
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following pro forma statement of loss presents the consolidated results had DSET and ISPsoft been combined at the beginning of the respective periods:

                                                  Quarter ended September 30,     Nine Months ended September 30,
                                                 -----------------------------     -----------------------------
                                                     2002             2001             2002             2001
                                                 ------------     ------------     ------------     ------------
Revenues:                                        $  1,397,728     $  2,014,859     $  4,100,181     $  8,046,540

Cost of revenues:                                     995,693        1,414,131        3,312,898        6,395,636
                                                 ------------     ------------     ------------     ------------

Gross profit:                                         402,035          600,728          787,283        1,650,904
                                                 ------------     ------------     ------------     ------------

Operating expenses:                                 1,766,564       10,267,705       21,292,737       39,316,355
                                                 ------------     ------------     ------------     ------------

Operating loss:                                    (1,364,529)      (9,666,977)     (20,505,454)     (37,665,451)

Loss before income taxes                           (1,560,046)      (9,242,139)     (20,716,779)     (36,531,939)

Provision (benefit) for income taxes                       --           60,223       (2,046,214)         135,276
                                                 ------------     ------------     ------------     ------------

Net loss applicable to common shares             $ (1,560,046)    $ (9,302,362)    $(18,670,565)    $(36,667,215)
                                                 ============     ============     ============     ============

Net loss per common share - basic and diluted    $      (0.30)    $      (1.80)    $      (3.85)    $      (7.07)

Weighted average number of common shares
outstanding                                         5,147,182        5,176,316        4,845,202        5,184,371

8.    Impairment of Goodwill

In June 2002, the Company recorded a charge for the impairment of goodwill of $11.4 million relating to DSET's merger with ISPsoft Inc. in January 2002. The amount of impairment reflects both the further decline in the Company's stock price and resulting market valuation from January 31, 2002 to June 30, 2002 and a reassessment of the market outlook for capital equipment and software purchases in the telecommunications industry. Under SFAS 142, an impairment of goodwill is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The fair value was determined based on the recent market value of the Company's shares. This charge is non-operational in nature and does not affect cash flows.

DSET Corporation and Subsidiaries
September 30, 2002
Notes to Condensed Consolidated Financial Statements (Unaudited)

9.    Subsequent Events

On November 8, 2002, the Company announced that it had entered into a definitive Agreement of Merger under which all outstanding shares of the Company will be acquired by a newly formed subsidiary of NE Technologies, Inc. at $0.30 per share. The transaction is subject to approval by the Company's shareholders. Certain significant shareholders of the Company have agreed to vote in favor of the transaction. Completion of the merger is also subject to certain customary closing conditions. It is expected that the Company's shareholders will be asked to vote on the proposed merger at a meeting expected to be held during the fourth quarter of 2002 or the first quarter of 2003. The Company will file with the Securities and Exchange Commission and mail to its shareholders a Proxy Statement in connection with the transaction.

In November 2002, DSET signed an agreement with the lessor and sublease lessee of the Bridgewater facility whereby a final payment of $270,000 was made to eliminate all obligations as of October 31, 2002. As such, the net lease obligations will be reduced by approximately $7 million from November 2002 to May 2009.

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

     On November 8, 2002, we announced that we had entered into a definitive Agreement of Merger under which all outstanding shares of the Company will be acquired by a newly formed subsidiary of NE Technologies, Inc. at $0.30 per share. The transaction is subject to approval by our shareholders. Certain significant shareholders of DSET have agreed to vote in favor of the transaction. Completion of the merger is also subject to certain customary closing conditions. It is expected that our shareholders will be asked to vote on the proposed merger at a meeting expected to be held during the fourth quarter of 2002 or the first quarter of 2003. We will file with the Securities and Exchange Commission and mail to our shareholders a Proxy Statement in connection with the transaction.

     Prospective customers for our IPSource'TM' products are offered the basic platform under a perpetual license and the right to establish services on a usage basis similar to the "pay as you grow" model for gateways. This allows prospective customers to only pay for those services or device drivers that they need to provision and activate their customers' services.

     Presently, we are in the process of conducting trials of the IPSource'TM' software with certain major network providers and plan to initiate trials with additional prospective customers in the near future. These trials are generally required by prospects prior to purchasing software similar to IPSource'TM'. Based upon management's current plans, the remaining balance of acquired technology is expected to be recovered from the sale of related products.

     1999 and 2000 were years of unprecedented demand for all types of communications products and services. Companies in the telecommunications industry had access to and utilized abundant sources of investment capital. However, the downturn in the industry, which began in the second half of 2000, reduced our revenues significantly beginning in the third quarter of 2000 and through the third quarter of 2002. This downturn was brought about by the sudden withdrawal of available financing from almost all of the traditional financing sources (vendors, lenders, private equity/venture capital sources, public equity markets and large corporate partners) to our current and potential customers. Prior to this downturn, the new CSPs were successfully and regularly obtaining large capital commitments allowing them to increase the size and the pace of their infrastructure spending. This funding crisis also affected our collection efforts since many customers either declared bankruptcy or concluded that they did not have sufficient available cash to pay their obligations to DSET. We believe that we have adequately reserved for doubtful accounts, although no assurance can be made that additional customers will not go bankrupt or have financial difficulties.

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

     In the second half of 2000 and continuing through the third quarter of 2002, the business models of many service providers came into doubt. The industry continues to see a dramatic decline in the availability of capital and spending by service providers. 2001 can be characterized as a year of survival and retrenchment for the industry, with the contraction of the CSPs severely impacting hardware and software vendors that had previously experienced substantial growth in revenues and profits. Virtually every company that remained in business, including DSET, had to reorganize. In 2001, we incurred substantial losses, and accordingly reduced headcount and expenses in an effort to conserve cash. We have utilized cash previously invested in marketable securities to finance the losses brought about by the downturn. Through the third quarter of 2002, we continue to see turmoil in the industry as additional customers have either commenced or declared their intent to commence formal reorganization proceedings.

     For our electronic-bonding gateway products, we currently offer two sales models, in addition to the traditional perpetual license and services arrangement, to our customers to acquire our products and services: a transaction based payment plan ("Pay as You Grow") and a rental program with little cash due up front ("Gateway Rental Program"). Prior to the inclusion of these alternative programs, our license revenues were derived from the sale of electronic-bonding gateways to CSPs under contracts that provided for perpetual licenses and corresponding fees, with the total price of a license sale to a customer depending on the number of licensed products, the number of trading partners and amount of additional services acquired.

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

     For the quarters ended September 30, 2002 and 2001, we derived approximately 11.0% and 11.4%, respectively, of our total revenues from license revenues and approximately 89.0% and 88.6%, respectively, of our total revenues from service revenues. During the third quarter of 2002, revenues generated from CSPs were approximately $1.2 million and revenues generated from network equipment vendors for LNP solutions, application development tools and related services were approximately $156,000. During the third quarter of 2001, revenues generated from CSPs were $1.8 million and revenues generated from network equipment vendors were approximately $230,000.

     We had three customers accounting for 19%, 12%, and 10% of revenues, respectively, for the quarter ended September 30, 2002 and three customers that accounted for 12%, 11% and 10% of revenues, respectively, for the quarter ended September 30, 2001. Revenues from international sales are currently insignificant.

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

     Effective with the May 2002 restructuring, DSET's corporate headquarters changed from Bridgewater, New Jersey to Shrewsbury, New Jersey and Mr. Binay Sugla replaced Mr. William McHale as Chief Executive Officer. Mr. McHale separated from the Company effective May 24, 2002, but remains on the Board of Directors.

     Forward-Looking Statements

     Statements contained in this Form 10-Q that are not based on historical fact are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. Such forward-looking statements involve risks and uncertainties, including, but not limited to: (i) our ability to continue as a going concern; (ii) the risk that the proposed merger with NE Technologies, Inc. may not be consummated; (iii) risks associated with the integration of ISPsoft with us following our recent acquisition of ISPsoft and the potential acquisition of other businesses by us, including risks relating to unanticipated liabilities or expenses, lower than expected revenues and the commercialization of acquired technology or products; (iv) the need for substantial financing to continue operations; (v) the risk that our common stock may be delisted from the Nasdaq SmallCap Market; (vi) our dependence on the market for advanced telecommunications products and services; (vii) rapid technological change in our industry; (viii) our lack of an operating history in providing Internet Protocol (IP) based provisioning and management applications and services; (ix) the failure to protect proprietary rights or enforce licensing rights; and (x) the loss of third-party software we utilize in our products. The success of the Company depends to a large degree upon increased demand by telecom service providers for our products and services, and the market for IP provisioning software. As a result of such risks and others expressed from time to time in our filings with the Securities and Exchange Commission, our actual results may differ materially from the results discussed in or implied by the forward-looking statements contained herein.

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

o Contraction of the telecommunications industry commencing in the latter half of 2000 and continuing through the third quarter of 2002 has led us to re-examine all facets of our business. In the face of declining revenues and certain customers' unwillingness or inability to honor their commitments, it became necessary for us to take steps to reorganize to a level commensurate with the expected reduced revenue levels. These steps included recognizing asset impairments on many of our long-lived intangible and tangible assets, closing facilities, reducing and consolidating the workforce, seeking sublet tenants for portions of facilities covered by long term operating leases, and recognizing charges against earnings in the current period for future fixed asset and facility lease payments that will not benefit future periods. Considerable management judgment is necessary to estimate the charges for asset impairments and restructuring. Restructuring charges derived from our plans of closing facilities and discontinuing certain product lines are recognized pursuant to Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a

     Restructuring)" and Staff Accounting Bulletin ("SAB") 100, "Restructuring and Impairment Charges".

o We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount (zero at September 30, 2002 and December 31, 2001), an adjustment to the deferred tax asset would increase income in the period such determination was made.

o The condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets and liabilities that might result from the outcome of this uncertainty.

Results of Operations

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

     Revenues. Total revenues decreased by 30.6% to $1.4 million in the third quarter of 2002 from $2.0 million in the third quarter of 2001. License revenues decreased by 33.1% to $154,000 in the third quarter of 2002 from $230,000 in the third quarter of 2001. This decrease was attributable to the continued downturn in the telecom industry, especially in our market niche, resulting in a reduction in orders by prospective customers due to poor operating results of the CSPs, and the absence of available funding from capital markets to these prospective customers. Service revenues decreased 30.3% to $1.2 million in the third quarter of 2002 from $1.8 million in the third quarter of 2001. This decrease reflects a $400,000 decrease in gateway solutions service revenue and a $200,000 decrease in network solutions service revenue.

     Gross profit. The Company's gross profit decreased 49.8% to $402,000 in the third quarter of 2002 from $801,000 in the third quarter of 2001. Gross profit
(loss) percentage for license revenues decreased to (30.1%) in the third quarter of 2002 from 43.0% in the third quarter of 2001. The decrease is primarily due to the amortization of acquired technology related to our IPSource'TM' product in the amount of $200,000 for the current quarter that was not present in the third quarter of 2001. Gross profit percentage for service revenues decreased to 36.0% in the third quarter of 2002 from 39.3% in the third quarter of 2001.

     Sales and marketing expenses. Sales and marketing expenses decreased 76.3% to $309,000 in the third quarter of 2002 from $1.3 million in the third quarter of 2001. The decrease in sales and marketing expenses reflects a $600,000 decrease in personnel related expenses, a $300,000 decrease in occupancy costs and depreciation, and a $100,000 decrease in travel. The decrease was mainly due to a drop in average headcount in applicable departments to three in the third quarter of 2002 as compared to 25 for the third quarter of 2001.

     Research and product development expenses. Research and product development expenses decreased 55.4% to $755,000 in the third quarter of 2002 from $1.7 million in the third quarter of 2001. Personnel related expenses decreased by $700,000, depreciation and occupancy and related costs decreased by $200,000, and other expenses decreased by a net amount of $100,000. The decrease was mainly due to a drop in average headcount in this department to 21 in the third quarter of 2002 as compared to 38 for the third quarter of 2001.

     General and administrative expenses. General and administrative expenses decreased 36.9% to $703,000 in the third quarter of 2002 from $1.1 million in the third quarter of 2001. The decrease in general and administrative expenses was mainly due to a decrease of $200,000 in occupancy and depreciation costs, and a $200,000 decrease in personnel and related expenses. The decrease was mainly due to a drop in average headcount in this department to 12 in the third quarter of 2002 as compared to 22 for the third quarter of 2001.

     Bad debt expense. Bad debt expense was zero in the third quarter of 2002 compared to $1,000 in the third quarter of 2001.

     Amortization of goodwill and other intangibles. Amortization expense was zero in the third quarter of 2002 compared to $70,000 in the third quarter of 2001. The reduction is due to the effect of SFAS 142, which was adopted on January 1, 2002 whereby goodwill amortization ceased.

     Restructuring and other charges. Restructuring and other charges in the third quarter of 2002 were zero. In the third quarter of 2001, a $4.3 million charge was taken which included $1.2 million in asset impairments of intangible assets, $1.4 million in surplus fixed assets, $1.1 million in charges related to the rent in the Plano, Texas office, $360,000 in impaired prepaid licenses, $150,000 in impaired leasehold improvements, and $50,000 in other expenses.

     Impairment of goodwill. Impairment of goodwill in the third quarter of 2002 was zero. In the third quarter of 2001, a $311,000 charge was taken for the impairment of goodwill related to DSET's electronic-bonding gateway business.

     Interest expense and other income (expense). Interest expense and other income and expense decreased to an expense of $213,000 for the third quarter of 2002 from an income of $52,000 for the third quarter of 2001. In 2002, the balance included an expense of $200,000 as a reserve against the value of our investment in the New Jersey Technology Council Venture Fund. In 2001, the balance included rental income of $67,000 for the sublet of the third floor of the Bridgewater office.

     Interest income and realized gains and losses on marketable securities. Interest income decreased to $17,000 in the third quarter of 2002 as compared to approximately $469,000 in the third quarter of 2001. This decrease was due to lower principal balances in 2002 due to the funding of operations and reduced interest rates due to the current economic climate as well as lower realized gains from redemptions of marketable securities and interest received on federal income tax refunds.

     Income taxes. The tax provision for the third quarter of 2002 was zero as compared to a tax provision of $125,000 in the third quarter of 2001. The tax provision in the third quarter of 2001 related to the realized gains from redemptions of marketable securities and a change in estimate for 2000's income taxes. The 2002 and 2001 rates differ substantially from the statutory rate due to our losses and the change in estimate.

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

     Revenues. Total revenues decreased by 49.0% to $4.1 million in the nine months ended September 30, 2002 from $8.0 million in the nine months ended September 30, 2001. License revenues decreased by 77.3% to $531,000 in the nine months ended September 30, 2002 from $2.3 million in the nine months ended September 30, 2001. This decrease reflects the continued downturn in the telecom industry, especially in our market niche, resulting in a reduction in orders by prospective customers due to poor operating results of the CSPs, and the absence of available funding from capital markets to these prospective customers. Service revenues decreased 37.5% to $3.6 million in the nine months ended September 30, 2002 from $5.7 million in the nine months ended September 30, 2001. This decrease was attributable to a $1.0 million decrease in service revenues for network solutions, a $1.0 million decrease in gateway solutions service revenues and a $100,000 decrease in LNP solutions revenues.

     Gross profit. The Company's gross profit decreased 62.1% to $854,000 in the nine months ended September 30, 2002 from $2.3 million in the nine months ended September 30, 2001. Gross profit (loss) percentage for license revenues decreased to (1.0%) in the nine months ended September 30, 2002 from 50.5% in the nine months ended September 30, 2001. The decrease was due to one large contract signed in the nine months ended September 30, 2001, for which there was a significant gross profit, and the amortization of acquired technology of $533,000 during the nine months ending September 30, 2002. Gross profit percentage for service revenues increased to 24.1% in the nine months ended September 30, 2002 from 18.8% in the nine months ended September 30, 2001. The increase in service gross profit percentage was mainly due to the decrease in average headcount for this department; 16 employees as compared to 26 employees.

     Sales and marketing expenses. Sales and marketing expenses decreased 74.1% to $1.5 million in the nine months ended September 30, 2002 from $6.0 million in the nine months ended September 30, 2001. The decrease in sales and marketing expenses reflects a $2.9 million decrease in personnel related expenses, a $800,000 decrease in occupancy costs and depreciation, a $500,000 decrease in travel expenses, a $100,000 decrease in trade shows and sales meetings expenses, a $100,000 decrease in telephone expenses, and a net $100,000 decrease in other sales and marketing expenses. The decrease was mainly due to an 80% decrease in average headcount for these departments; 7 employees as compared to 35 employees.

     Research and product development expenses. Research and product development expenses decreased 67.0% to $2.8 million in the nine months ended September 30, 2002 from $8.6 million in the nine months ended September 30, 2001. Personnel related expenses decreased by $4.1 million, depreciation and occupancy and related costs decreased by $1.0 million, contract labor decreased by $300,000, travel and telephone expense decreased by $200,000, hardware and software maintenance decreased by $100,000, and a net $100,000 decrease in other research and product development expenses. The decrease was mainly due to a 64% decrease in average headcount for this department; 27 employees as compared to 74 employees.

     General and administrative expenses. General and administrative expenses decreased 35.3% to $2.8 million in the nine months ended September 30, 2002 from $4.4 million in the nine months ended September 30, 2001. The decrease in general and administrative expenses reflects a decrease of $600,000 in occupancy and depreciation costs, a $400,000 decrease in personnel related expenses, a $300,000 decrease in relocation expenses, a $200,000 decrease in recruiting expenses, a $200,000 decrease in contract labor costs, and a net $100,000 decrease in miscellaneous other expenses, offset by a $100,000 increase in insurance expense and a $100,000 increase in directors fees. The average headcount for this department decreased to 18 for the nine months ended September 30, 2002 as compared to 28 in the nine months ended September 30, 2001.

     Bad debt expense. Bad debt expense was a credit of $307,000 in the nine months ended September 30, 2002 due to the collection of previously reserved accounts. Bad debt expense was $987,000 in the nine months ended September 30, 2001. The Company's bad debt expense recorded for the nine months ended September 30, 2001 corresponded to $609,000 of revenue recognized in 1999, $356,000 of revenue recognized in 2000, and $20,000 of revenue recognized in the first quarter of 2001.

     Amortization of goodwill and other intangibles. Amortization expense was zero in the nine months ended September 30, 2002 compared to $274,000 in the nine months ended September 30, 2001. The reduction is due to the effect of SFAS 142, which was adopted on January 1, 2002, whereby goodwill amortization ceased.

     Restructuring and other charges. Restructuring and other charges in the nine months ended September 30, 2002 were $2.3 million which included a severance charge of $1.2 million for the reorganization in the sales and marketing departments, $775,000 for the impairment of fixed assets, a $177,000 addition to the officer's loan reserve, and $64,000 for legal, moving, and rent charges associated with the closing of the offices in San Ramon, California and Bridgewater, New Jersey. In the nine months ended September 30, 2001, a $14.1 million dollar charge was taken, which included asset impairments of $7.5 million for the carrying value of certain licenses related to acquired technology, $4.9 million for fixed asset impairment and non-refundable future lease payments, and $1.7 million in severance charges related to the March and June 2001 staffing reductions.

     Impairment of goodwill. Charges for the impairment of goodwill in the nine months ended September 30, 2002 of $11.4 million were related to DSET's merger with ISPsoft Inc. in January 2002. The amount of impairment reflects both the further decline in the Company's stock price and resulting market valuation in recent months and a reassessment of the market outlook for capital equipment and software purchases in the telecommunications industry. Under SFAS 142, a goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The fair value was determined based on the recent market value of the Company's shares. In the nine-month period ended September 30, 2001 charges for the impairment of goodwill were $730,000 related to DSET's electronic-bonding gateway business.

     Interest expense and other income (expense). Interest expense and other income and expense increased to $289,000 for the nine months ended September 30, 2002 from an expense of $26,000 for the nine months ended September 30, 2001.
In 2002, the balance includes an expense of $200,000 as a reserve against the value of our investment in the New Jersey Technology Council Venture Fund. In 2001, the balance included rental income of $67,000 for the sublet of the third floor of the Bridgewater office.

     Interest income and realized gains and losses on marketable securities. Interest income decreased to $83,000 in the nine months ended September 30, 2002 as compared to approximately $1.4 million in the nine months ended September 30, 2001. This decrease was due to lower principal balances in 2002 due to the funding of operations and reduced interest rates due to the current economic climate as well as lower realized gains from redemptions of marketable securities and interest received on federal income tax refunds.

     Income taxes. We recognized a tax benefit of $1.8 million for the nine months ended September 30, 2002 as compared to a tax provision of $252,200 in the nine months ended September 30, 2001. The tax benefit in 2002 relates to the Job Creation and Worker Assistance Act ("JCWAA") signed into law in March 2002, which allows an extension to the general net operating loss carry-back period to five years (from two years). The tax provision for the nine months ended September 30 2001 related to the realized gains from redemptions of marketable securities and a change in estimate for 2000's income taxes. The 2002 and 2001 rates differ substantially from the statutory rate due to our losses and the change in estimate.

Liquidity and Capital Resources

     Our condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. At September 30, 2002, our cash and cash equivalents aggregated approximately $1.6 million. At December 31, 2001 our cash and cash equivalents totaled $13.0 million. Our working capital (deficit) was ($1.6) million and $8.5 million at September 30, 2002 and December 31, 2001, respectively.

     At September 30, 2002, our principal sources of liquidity were our cash and cash equivalents that totaled $1.6 million. In addition, we expect to receive $449,000 in cash for the U.S. Federal Income Tax refund due to the amended tax return to claim the research and development tax credit and foreign tax credit which is released as a result of an NOL carry-back from 2001 to 1996 which released the 1996 research and development tax credit and the foreign tax credit due to the new tax carry-back provisions of the JCWAA. We expect to receive this refund in the fourth quarter of 2002.

     Our operating activities used cash of $7.1 million and $12.2 million for the nine months ended September 30, 2002 and 2001, respectively. Cash used by operations in the nine months ended September 30, 2002 was primarily attributable to a net loss adjusted for the non-cash charges for impairment of goodwill, amortization, depreciation and restructuring, as well as an increase in income taxes receivable, offset by decreases in deferred revenues, deferred rent, accounts payable and accrued expenses.

     Cash provided by (used in) investing activities in the nine months ended September 30, 2002, and 2001 was ($3.8) million and $23.4 million, respectively. Cash used in investing activities in the nine months ended September 30, 2002 was primarily attributable to the merger with ISPsoft Inc. We expect minimal capital equipment and leasehold improvement expenditures to be made in 2002.

     We used approximately $528,000 and $1.3 million in cash in financing activities in the nine months ended September 30, 2002, and 2001, respectively, relating mainly to the repayment of loans.

     In addition, in 2002 DSET has received four non-compliance notifications from the Nasdaq Stock Market, Inc. ("Nasdaq").

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

     On March 5, 2002, we received notice from Nasdaq that for the previous 30 consecutive trading days, the price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(a)(5) on the Nasdaq National Market. Therefore, in accordance with Marketplace Rule 4450(e)(2), we had 90 calendar days, or until June 3, 2002, to regain compliance. If compliance with this Rule could not be demonstrated by June 3, 2002, our securities would have been delisted from the Nasdaq National Market. Effective May 29, 2002 the Company transferred the trading of its common stock to the Nasdaq SmallCap Market.

     On July 17, 2002, we received notice from Nasdaq that for the previous 30 consecutive trading days, the price of the our common stock had not maintained a minimum market value of publicly held shares of $1,000,000 as required for continued inclusion by Marketplace Rule 4310(c)(7) on the Nasdaq SmallCap Market. Therefore, in accordance with Marketplace Rule 4310(c)(8)(B), we had 90 calendar days, or until October 15, 2002, to regain compliance. If compliance with Rule 4310(c)(7) could not be demonstrated by October 15, 2002, Nasdaq informed us that we would receive a written notification from the Nasdaq that the Company's securities would be delisted from the Nasdaq SmallCap Market.

     On September 5, 2002, we received notice from Nasdaq that the Company had not regained compliance in accordance with Marketplace Rule 4310(c)(8)(D) and that its securities would be delisted from the Nasdaq SmallCap Market at the opening of business on September 13, 2002. The Company has requested a hearing to appeal the Nasdaq Staff's determination pursuant to the procedures set forth in the Nasdaq Marketplace Rule 4800 Series. Such hearing was held October 24, 2002. As of the date hereof, the determination of this hearing has not been communicated by Nasdaq to the Company.

     If our common stock is delisted from the Nasdaq SmallCap Market, trading, if any, of DSET's common stock may then continue to be conducted in the over-the-counter market, on the over-the-counter bulletin board or other electronic quotation services. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of DSET's common stock. In addition, in the event DSET's common stock is delisted, broker-dealers would have certain regulatory burdens imposed upon them, which may discourage them from effecting transactions in DSET's common stock, further limiting the liquidity thereof. This may have the effect of limiting our ability to raise additional financing.

     If our pending merger with NE Technologies is not consummated, we may likely be unable to meet our obligations as they come due. We would then have to seek additional financing or other merger opportunities to fund our operating and capital requirements through 2003. If cashflows are insufficient or we are unable to raise funds on acceptable terms, there would be a material adverse effect on our financial position and operations and our ability to continue as a going concern. This could force us to further reduce our capital expenditures, reduce our work force, sell certain assets, or possibly explore other alternatives including seeking bankruptcy protection. The condensed consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of these uncertainties. We cannot be certain that additional debt or equity financing will be available when required or, if available, that we can secure it on terms satisfactory to us.

     Accounts receivable, net, decreased to $560,000 at September 30, 2002 from $824,000 at December 31, 2001, primarily as a result of decreased sales and the collection of outstanding receivables. Included in accounts receivable at September 30, 2002 was $1.0 million for trade receivables and $750,000 for unbilled project revenue as compared to $7.4 million for trade receivables and $1.1 million for unbilled project revenue at December 31, 2001. The allowance for doubtful accounts was $1.2 million and $7.7 million at September 30, 2002 and December 31, 2001, respectively. Unbilled project revenue is the excess amount of revenue recognized through percentage of completion that has not been billed to the customer. Payment terms to customers are generally net zero to net ninety days.

     Contractual obligations including interest on these obligations are as follows:

                                                          Payments Due by Period

                                                  October 1, 2002  October 1, 2003  October 1, 2005
                                                     through           through          through          After
                                                   September 30,     September 30,    September 30,   September 30,
Contractual Obligations               Total            2003              2005              2007            2007
Notes payable                     $    884,027     $    884,027      $          0      $          0    $          0

Capitalized lease obligations*         330,990          180,540           150,450                 0               0

Operating leases (equipment)*          817,838          597,631           197,062            23,145               0

Rental lease obligations* (A)       11,954,456        2,412,180         4,501,291         2,574,120       2,466,865

NJTC Venture Fund commitment (B)       800,000          200,000           600,000                 0               0
                                  ------------     ------------      ------------      ------------    ------------
Total contractual cash
  obligations                     $ 14,787,311     $  4,274,378      $  5,448,803      $  2,597,265    $  2,466,865
Sublessor agreements* (A)           (2,265,855)      (1,148,848)       (1,117,007)                0               0
                                  ------------     ------------      ------------      ------------    ------------
Net                               $ 12,521,456     $  3,125,530      $  4,331,796      $  2,597,265    $  2,466,865
                                  ============     ============      ============      ============    ============

* A total of $1.6 million is included in accrued restructuring expenses in the condensed consolidated financial statements for the period as of September 30, 2002.

(A) In November 2002, DSET signed an agreement with the lessor and the sublease lessee of the Bridgewater facility whereby a final payment of $270,000 was made to eliminate all obligations as of October 31, 2002. As such, the net lease obligations will be reduced by approximately $7 million from those noted above.

(B) Related to the New Jersey Technology Council Venture Fund, DSET was in default on a capital call for $100,000 due by October 11, 2002. As a result, DSET may not be eligible for future capital contributions to the fund.

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

Item 4. Controls and Procedures.

     a. Evaluation of Disclosure Controls and Procedures

     Based upon their evaluation of the Company's disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-Q the Company's Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Act of 1934) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange rules and forms.

     b. Changes in Internal Controls

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no deficiencies or material weaknesses, and, therefore, there were no corrective actions taken.

                          PART II -- OTHER INFORMATION

Item 5. Other Information.

     On November 8, 2002, the Company announced that it had entered into a definitive Agreement of Merger under which all outstanding shares of the Company will be acquired by a newly formed subsidiary of NE Technologies, Inc. at $0.30 per share. The transaction is subject to approval by the Company's shareholders. Certain significant shareholders of DSET have agreed to vote in favor of the transaction. Completion of the merger is also subject to certain customary closing conditions. It is expected that the Company's shareholders will be asked to vote on the proposed merger at a meeting expected to be held during the fourth quarter of 2002 or the first quarter of 2003. The Company will file with the Securities and Exchange Commission and mail to its shareholders a Proxy Statement in connection with the transaction.

     On September 5, 2002, the Company received notice from Nasdaq that the Company had not regained compliance in accordance with Marketplace Rule 4310(c)(8)(D) and that its securities would be delisted from the Nasdaq SmallCap Market at the opening of business on September 13, 2002. The Company requested a hearing to appeal the Nasdaq Staff's determination pursuant to the procedures set forth in the Nasdaq Marketplace Rule 4800 Series. Such hearing was held on October 24, 2002. As of the date hereof, the determination of this hearing has not been communicated by Nasdaq to the Company.


Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          Exhibit 99.1. Certification pursuant to 18 U.S.C. Section 1350

     (b)  Reports on Form 8-K.

          On September 13, 2002 the Company filed a current report on Form 8-K with the Securities and Exchange Commission with respect to the Company's request for hearing before the Nasdaq Listing Qualifications Panel to appeal Nasdaq's delisting ruling.

          On November 1, 2002 the Company filed a current report on Form 8-K with the Securities and Exchange Commission with respect to the first amendment to the

          January 30, 2002 employment agreement between the Company and its President, Dr. Binay Sugla.

          On November 8, 2002 the Company filed a current report on Form 8-K with the Securities and Exchange Commission with respect to the definitive Agreement of Merger under which all outstanding shares of DSET Corporation will be acquired by a newly formed subsidiary of NE Technologies, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DSET CORPORATION


DATE: November 14, 2002                 By: /s/ Dr. Binay Sugla
                                           -------------------------------------
                                           Dr. Binay Sugla,
                                           Chief Executive Officer


DATE: November 14, 2002                 By: /s/ Bruce M. Crowell
                                           -------------------------------------
                                           Bruce M. Crowell
                                           Vice President and Chief Financial
                                           Officer

                                  CERTIFICATION

I, Dr. Binay Sugla, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of DSET Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                      /s/ Dr. Binay Sugla
                                      ------------------------------------------
Dated: November 14, 2002              Dr. Binay Sugla,
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

                                  CERTIFICATION

I, Bruce M. Crowell, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of DSET Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                        /s/ Bruce M. Crowell
                                        ----------------------------------------
Dated:     November 14, 2002            Bruce M. Crowell,
                                        Vice President and Chief Financial
                                        Officer (Principal Financial Officer and
                                        Principal Accounting Officer)

                          STATEMENT OF DIFFERENCES
                          ------------------------

 The trademark symbol shall be expressed as............................. 'TM'
 The section symbol shall be expressed as............................... 'SS'